Form 10-Q
period 2016-09-30
Deseo Swimwear Inc.
filed 2016-11-04
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Commission File Number 333-210419

DESEO SWIMWEAR INC.
(Exact name of registrant as specified in it’s charter)

Nevada	47-3812711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2120 K Street, Unit 2, San Diego, California 92102

(Address of principal executive offices)(Zip Code)

1-800-390-3013

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 2016 there were 62,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

3

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of September 30, 2016 and December 31, 2015

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$2,483	$17,708

TOTAL ASSETS	$2,483	$17,708

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$2,500	$11,850
Due to related party	12,700	881
TOTAL LIABILITIES	$15,200	$12,731

STOCKHOLDER’S (DEFICIT) EQUITY
Common stock
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 64,242,500 shares of common stock	$64,242	$64,242
Additional paid in capital	(45,887)	(45,887)
Accumulated deficit	(31,072)	(13,378)

TOTAL STOCKHOLDER’S (DEFICIT) EQUITY	(12,717)	4,977

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY	$2,483	$17,708

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENT OF OPERATIONS

For the Three and Nine Months ended to September 30, 2016 and the period from Inception

(April 20, 2015) to September 30, 2015

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Inception (April 20, 2015) to September 30, 2015
OPERATING EXPENSES

General and administrative	$3,017	$-	$17,694	$1,331

TOTAL OPERATING EXPENSES	(3,017)	-	(17,694)	(1,331)

NET LOSS	$(3,017)	$-	$(17,694)	$(1,331)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBERS OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	43,242,500	64,242,500	31,848,079

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENT OF CASH FLOWS

For the Nine Months ended September 30, 2016 and the period from Inception

(April 20, 2015) to September 30, 2016

	Nine months ended September 30, 2016	Inception (April 20, 2015) to September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,694)	$(1,331)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable	(9,350)	-

NET CASH USED IN OPERATING ACTIVITIES	(27,044)	(1,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	12,355
Advances from related party	11,819	881

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,819	13,236

NET INCREASE IN CASH	(15,225)	11,905

CASH, BEGINNING OF PERIOD	17,708	-

CASH, END OF PERIOD	$2,483	$11,905

SUPPLEMENTAL CASH FLOWS INFORMATION
Income Tax Paid	$-	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Deseo Swimwear Inc. (the “Company”) was incorporated in the State of Nevada on April 20, 2015 and established a fiscal year end of December 31. The Company is organized to design, manufacture and sell Dominican Republic inspired swimwear.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2015 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2016, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company estimates the fair value of each stock-based compensation award at the grant date by using Black-Scholes Option Pricing Model. The fair value determined represents the cost of the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As stock-based compensation expense is recognized based on awards ultimately expected to vest. Excess tax benefits, if any, are recognized as additional paid in capital.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $31,072 since inception. As at September 30, 2016, the Company has a working capital deficit of $12,717. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of September 30, 2016, the Company has issued 38,500,000 founders shares at $0.000285 per share for net proceeds of $11,000; and 25,742,500 private placement shares at $0.000285 for net proceeds of $7,355. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016 and the period from Inception (April 20, 2015) to September 30, 2015, the Company’s CEO paid $11,819 and $881 respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO is $12,700. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

Between May 5, 2015 and June 1, 2015, the Company sold 25,742,500 of common stock to 30 shareholders at $0.000285 per share for cash proceeds of $7,355.

On June 4, 2015, the Company sold 17,500,000 of common shares at $0.000285 per share to the sole director and President of the Company for cash proceeds of $5,000.

On December 28, 2015, the Company sold 21,000,000 common shares at $0.000285 per share to the sole director and President of the Company for cash proceeds of $6,000.

On September 30, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 3.5 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 3.5:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 4, 2016, which is the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three month period ended September 30, 2016 and September 30, 2015 we had no revenue. Expenses for the three month period ended September 30, 2016 totaled $3,017 resulting in a net loss of $3,017. The net loss for the three month period ended September 30, 2016 is a result of general and administrative expense of $3,017, comprised primarily of professional comprised of accounting fees. Expenses for the comparative three month period ended September 30, 2016 totaled $ nil, with a net loss of $ nil.

For the nine month period ended September 30, 2016 we had no revenue. Expenses for the nine month period ended September 30, 2016 totaled $17,694 resulting in a net loss of $17,694. The net loss for the nine month period ended September 30, 2016 is a result of general and administrative expense of $17,694, comprised primarily administration expenses of $1,013, filing fees of $1,311 and Professional fees of $15,350 comprised primarily of accounting and legal expenses. Expenses for the comparative nine month period ended September 30, 2015 is a result of general and administrative expenses totaled $1,331 in a net loss of $1,331. The net loss for the nine month period ended September 30, 2016 is a result of general and administrative expenses of $1,331 comprised primarily of administrative expenses.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of September 30, 2016, we had $2,483 in cash as compared to $17,708 in cash at December 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of September 30, 2016 the Company’s sole officer and director, Ms. Suzanne Cope has loaned the Company $12,700 and she has indicated she is willing to make additional financial commitments if required to maintain the reporting status of the Company, in the form of a non-secured loan for the next twelve months if no other proceeds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined. However, there is no contract or written agreement in place.

We anticipate that we will begin to implement our plan of operations as outlined in our S-1 filing. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

4

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2. Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•

 Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

On September 30, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 3.5 new common shares for 1 old common share.

6

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

________

* Included in Exhibit 31.1
** Included in Exhibit 32.1

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deseo Swimwear Inc. (Registrant)

Date: November 4, 2016	By:	/s/ Suzanne Cope
Suzanne Cope
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

8