Form 10-K
period 2016-12-31
Deseo Swimwear Inc.
filed 2017-03-31
CIK 1670196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________ to ________

Commission File No. 333-210419

DESEO SWIMWEAR INC.
(Exact name of registrant as specified in its charter)

Nevada	47-3812711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2120 K Street, Unit 2, San Diego, California 92102 (Address of principal executive offices, Zip Code)

(800) 390-3013
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, par value $0.001 per share.
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of March 31, 2017 the Company has 62,242,500 shares of common stock issued and outstanding.

DESEO SWIMWEAR INC.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Deseo Swimwear Inc.”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

Deseo Swimwear Inc. (“Deseo” or the “Company”) was incorporated in the State of Nevada on April 20, 2015. We are a designer, manufacturer and marketer of Dominican Republic inspired swimwear. Our swimwear will be used on the beach, as well as in general recreational settings. We believe the Deseo Swimwear will become a recognized brand name in the Dominican inspired swimwear category. Founded in April of 2015, we have cultivated our proposed brand image through a variety of innovative designs. We plan to have our swimwear manufactured in the Dominican Republic and the United States to the highest specifications in quality, performance and styling.

The Company plans to sell its proposed high-end Dominican inspired swimwear product to boutique retailers and niche on-line stores primarily in North America and then eventually expand to a larger international market if successful. The Company plans to launch its website as an advertising tool to drive potential customers to our expected boutique retailers and niche on-line stores who we expect to sell our products.

Since our inception of April 20, 2015, we have started pre-launch operations, beginning with the designing of our first line of swimwear under the brand name DS-Series. We have also initiated the design of our web-site and begun sourcing third-party manufacturers to produce our swimwear line.

Product

Our Deseo Swimwear-branded planned portfolio (designed by our founder Suzanne Cope) of DS-Series1, DS-Series2 and DS-Series3 swimwear are designed for the highest levels of performance, styling, and enjoyment for both recreation and beachwear use. The DS-Series1 and DS-Series2 are geared towards the consumer seeking the most premium swimwear experience that we expect to offer, and generally command a price premium over our competitors swimwear at retail prices ranging from approximately $100 to $200. The DS-Series3 brand is planned to be an entry-level consumer with expected retail pricing from approximately $20 to $75. Our initial product lines will be for women as they account for approximately 70% of the swimwear market.

The Deseo collections are designed to be interchangeable, making the most out of each suit. Any customer that makes two purchases will in effect have four swimsuits. Customers will be given the opportunity to purchase a la carte (one piece at a time), so they can add to their existing collections if they only want a particular top or bottom. Pieces will be able to be worn for day and evening wear components. We have completed the initial design of our DS-Series1 and are in the process of third party manufacturer to produce our sample prototypes prior to going into production for sale. The DS-Series2 and DS-Series3 will be introduced as funding becomes available.

The designs and styles we expect to be recognizable and become synonymous with Deseo Swimwear as a high end fashion statement to be made on the beach, at the pool and on vacation.

Corporate History

The Company was incorporated by its President and sole director Suzanne Cope in the State of Nevada on April 20, 2015 and established a December 31 fiscal year end.

Recent Developments

Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

Between May 5, 2015 and June 1, 2015, the Company sold 25,742,500 (pre-split 7,355,000) of common stock to 30 shareholders at $0.000285 per share for cash proceeds of $7,355.

On June 4, 2015, the Company sold 17,500,000 (pre-split 5,000,000) of common shares at $0.000285 per share to the sole director and President of the Company for cash proceeds of $5,000.

On December 28, 2015, the Company sold 21,000,000 (pre-split 6,000,000) common shares at $0.000285 per share to the sole director and President of the Company for cash proceeds of $6,000.

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

Industry Analysis/Competition

Market/Competition Analysis

During 2014, retail sales of new swimwear globally totaled $13.25 billion according to the NPD Group. Of the categories defined and tracked by the NPD Group, we believe our addressable market includes swimwear categories including Women's Swimwear, Men's Swimwear, Girls' Swimwear and Boys' Swimwear. For 2013, the market share of retails sails of new Women, Men, Girls and Boys Swimwear in the U.S. were 70%, 17%, 10% and 4% respectively. As a result, we believe the total annual addressable market for our proposed products in the U.S. alone in greater than $4 billion.

Major drivers for the swimwear and beachwear market include relaxed dress codes, increasing interest in body care, social mobility, and acceptance of swimming as relaxing pastime for an aging population and improved performance and innovation in swimwear materials by the textile industry. In particular woman are adopting healthier lifestyles-think CrossFit, yoga, boot camps – and syncing their diets around the farm-to-table phenomena-farmer markets, detox cleanses, growth of beauty and spa industry has fueled the increased sell of swimwear and beachwear as people and in particular woman want to expose their body. The market continues to morph into a year-round business, keeping companies on their toes to produce the right amount of new styles and skis.

Europe and the United States exhibit the largest swimwear market, however Asian countries such as China are experiencing the fastest growth in recent years.

"There is a healthy demand for swimwear, and we can expect this to continue for a few reasons," said Marshall Cohen, chief industry analyst, The NPD Group. "We're seeing the launch of innovative products that provide health benefits and enhanced comfort, including UV protection, thermal swimwear, and more lightweight performance swimwear. Also, let's not forget that stylish swimwear is important to many consumers, who tend to update their suits every season. Combining innovation with such consistent demand enhances the fact that consumer swimwear spending in not going away anytime soon." (source reference NPD Group Inc. News release, July 21, 2014).

Competition

The swimwear industry has many competitors some of our competitors may have greater access to capital than we do and may use these resources to engage in aggressive advertising and marketing campaigns. The prevalence of aggressive advertising and promotion may generate pricing pressures to which we must respond. We expect that competition will continue to increase. We might not be able to compete with large companies if they were to drive prices down for the swimwear market.

The swimwear market remains challenging with a significate number of key players and an ever expanding number of niche players. Consumers are demanding products that offer comfort, quality and safety and they are ready to spend on premium products. Swimwear companies who have focused primarily on competing at price have seen a decline in their percentage of the market. Those brands that are focused on design innovation and newness, there continues to be opportunity.

The key and niche players operating in the global swimwear and beachwear market include American Apparel, Inc., Arena Italia S.p.A, Diana Sport, Eveden Group, Jantzen, Inc., La Peral Group, NOZONE Clothing Limited, O'Neill, Inc., PARAH S.p.A., Pentland Group plc., Speedo International Ltd., Perry Ellis International, Inc., Quicksilver, Inc., Seafolly, Seaspray Swimwear, Tefron, TYR Sport and PVH Corp.

Marketing Strategy

The primary strategies of Deseo Swimwear Inc. are:

•	Sell our proposed high-end Dominican Republic inspired swimwear product to boutique retailers and niche on-line stores.

•	Attend Swimwear trade shows and display our proposed swimwear line at those shows, allowing us to access our target market retailers and consumers at the same time. During the next 12 months Deseo Swimwear In. expects to attend at least two swimwear trade shows; The Miami Swim Show, held annually in in Miami, Florida. Considered to be the largest swimwear trade show in the world. The second show is the Swim Collective Trade Show held annually in Huntington Beach, California.

•	Locate a third party sales representative to help market out swimwear line.

•	Our online marketing strategy will rely on our website to provide product information and answer questions our customers may have about our product.

•	Search Engines we will hire a firm that will assist in Search Engine Optimization ("SOE"). This will assist Deseo to achieve a top search engine ranking to get targeted traffic to our website and potentially increase business leads.

•	Social Media we intend to have a presence with a Facebook page, Twitter Account and Instagram.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed products.

Employees

As of December 31, 2016, other than its President, Mr. Suzanne Cope, the Company has no other employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company. Our address for service of process in Nevada is 4264 Lady Burton Street, Las Vegas, Nevada 89129.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended December 31, 2016 and December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operations

For the next twelve to eighteen months all of our operations will be performed by our sole officer and director, Suzanne Cope. During that period will out-source third party contractors to design our website, manufacturer our sample line of swimwear, and engage a manufacturer representative(s) to market our line to retail boutiques and on-line stores. The manufacturer representatives will be independent contractors compensated solely in the form of commissions, calculated as a percentage revenues generated from sales our proposed line of swimwear. We will also intend to have a strong presence on social media, such as Facebook and Instagram.

During the next twelve month period we are planning to attend two Swimwear trade shows in 2017 and display our proposed swimwear line at those shows. The first trade show is, "The Miami Swim Show", held annually in in Miami, Florida. It is considered to be the largest swimwear trade show in the world. The second show is the Swim Collective Trade Show held annually in Huntington Beach, California. By attending these trade shows it will allow us to access our target market retailers and display our line of swimwear to consumers at the same time.

To date we have engaged a firm to design and launch our website and expect to have ready to launch our website by the fourth quarter of 2017. We have completed the initial design of our first swimwear line under the DS-Series1 and are sourcing third party manufacturers to produce on initial pro-type swimwear designs. We expect to have our initial prototype swimwear to be ready by the end the third quarter of 2017 and product ready for sale by the second quarter of 2018. Sales and revenues expected to be generated in the by the end of 2018.

Going Concern

Our auditor has indicated in report on our financial statements for the years ended December 31, 2016 and December 31, 2015, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended December 31, 2016 compared to the period April 20, 2015 (Inception) to December 31, 2015

We did not earn any revenues for the year ended December 31, 2016 and the period April 20, 2015 (Inception) to December 31, 2015.

Expenses for the year ended December 31, 2016 totaled $21,278 consisting primarily of office and general expenses of $21,278 resulting in a net loss of $21,278. Comprised of $18,350 in accounts and legal fees; filing fees of $1,811; state agent fees of $1,033; and website expenses of $83.88. Expenses for the period April 20, 2015 (Inception) to December 31, 2015 totaled $13,378 consisting primarily of office and general expenses of $13,378, resulting in a net loss of $13,378. Comprised of $11,850 in accounting and legal fees; state agent fees of $881; and bank service charges of $647. The increase in office and general expenses from fiscal 2016 to fiscal 2015 was primarily due to the increase in expenses relating to professional legal and accounting fees.

Capital Resources and Liquidity

Our auditor’s report on our December 31, 2016 and 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2016, we had $2,483 of cash compared to $17,708 of cash as of December 31, 2015. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $34,656. As at December 31, 2016, the Company has working capital deficit of $16,301.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal year ended December 31, 2016 and the period April 20, 2015 (Inception) to December 31, 2015, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2016 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2016.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Suzanne Cope	34	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

Ms. Cope has held his offices/positions since inception of our company.

Business Experience

Ms. Cope has acted as our Officer and sole Director since our inception on April 20, 2015. She received a Bachelor Degree in Psychology from Liberty University in Lynchburg VA., in June of 2004. From 2006 to 2011, she worked for Alaska Airlines. From 2012 to present she has worked for Jet Blue Airways. Ms. Cope intends to devote 30% of her time to designing, planning and organizing activities for Deseo Swimwear.

Director Independence

Our board of directors is currently composed of one member, Suzanne Cope, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Ms. Cope or other business interests and his involvement with Deseo Swimwear Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Deseo Swimwear Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through December 31, 2016.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Suzanne Cope	2016	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2015	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2016 and 2015. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended December 31, 2016 and 2015 for Deseo Swimwear Inc.

Employment Contracts

At this time, Deseo Swimwear Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Deseo Swimwear Inc. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through December 31, 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suzanne Cope	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2016 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Suzanne Cope	38,500,000	59.93%
President, Chief Executive Officer, Secretary, Treasure, Chief Financial Officer and Chairman of the Board of Directors; 2120 K Street, Unit 2, San Diego, CA 92102

All officers and directors as a group	38,500,000	59.93%

___________________

(1)	Based on 64,242,500 shares of common stock issued and outstanding as of December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Between May 5, 2015 and June 1, 2015, the Company sold 25,742,500 (pre-split 7,355,000) of common stock to 30 shareholders at $0.000285 per share for cash proceeds of $7,355.

On June 4, 2015, the Company sold 17,500,000 (pre-split 5,000,000) of common shares at $0.000285 per share to the sole director and President of the Company for cash proceeds of $5,000.

Our president and sole director provides’ office space at no charge to the Company in San Diego, Califorinia. Our registered agent’s business office in the United States is located at: .is 4264 Lady Burton Street, Las Vegas, Nevada 89129. Our telephone number is: (800) 390-3013.

During the years ended December 31, 2016 and the period April 20, 2015 (Inception) to December 31, 2015, the Company’s CEO (Suzanne Cope) loaned the Company cash for operations. Balances as of December 31, 2016 and 2015 were $17,284 and $881, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended December 31, 2016, audit fees were $12,250. For the he period April 20, 2015 (Inception) to December 31, 2015, audit fees were $nil.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2016 and 2015 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deseo Swimwear Inc.

Dated: March 31, 2017	By:	/s/ Suzanne Cope
Suzanne Cope President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Suzanne Cope	March 31, 2017
Suzanne Cope President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

_____________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2]	Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets – As of December 31, 2016 and December 31, 2015	F-3
Statements of Operations – Year Ended December 31, 2016 and for the Period from April 20, 2015 (Inception) to December 31, 2015	F-4
Statements of Changes in Stockholders’ (Deficit) Equity and for the Year Ended December 31, 2015 and the Period from April 20, 2015 (Inception) to December 31, 2015	F-5
Statements of Cash Flows – Year Ended December 31, 2016 and for the Period from April 20, 2015 (Inception) to December 31, 2015	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Deseo Swimwear Inc.
San Diego, California

We have audited the accompanying balance sheets of Deseo Swimwear Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit and cash flows, for each of the years then ended. Deseo Swimwear Inc’s. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deseo Swimwear Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Deseo Swimwear Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Deseo Swimwear Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2017

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of December 31, 2016 and December 31, 2015

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$2,483	$17,708

TOTAL ASSETS	$2,483	$17,708

LIABILITIES AND STOCKHOLDER (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$1,500	$11,850
Due to related party	17,284	881
TOTAL CURRENT LIABILITIES	$18,784	$12,731

STOCKHOLDER (DEFICIT) EQUITY
Common stock - $0.001 par value, 75,000,000 shares authorized; 64,242,500 issued and outstanding	$64,242	$64,242
Additional paid-in capital	(45,887)	(45,887)
Accumulated deficit	(34,656)	(13,378)

TOTAL STOCKHOLDER (DEFICIT) EQUITY	(16,301)	4,977

TOTAL LIABILITIES AND STOCKHOLDER (DEFICIT) EQUITY	$2,483	$17,708

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENT OF OPERATIONS

For the Year ended December 31, 2016 and From April 20, 2015 (Inception) to December 31, 2015

	Year ended December 31, 2016	Inception (April 20, 2015) to December 31, 2015
OPERATING EXPENSES

General and administrative	$21,278	$13,378

TOTAL OPERATING EXPENSES	(21,278)	(13,378)

NET LOSS	$(21,278)	$(13,378)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	38,266,074

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from April 20, 2015 (Inception) to December 31, 2015 and the Year Ended December 31, 2016

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, April 20, 2015 (inception)	-	$-	$-	$-	$-

Common stock issued for cash	64,242,500	64,242	(45,887)	-	18,355

Net loss	-	-	-	(13,378)	(13,378)

Balance, December 31, 2015	64,242,500	64,242	(45,887)	(13,378)	4,977

Net loss	-	-	-	(21,278)	(21,278)

Balance, December 31, 2016	64,242,500	$64,242	$(45,887)	$(34,656)	$(16,301)

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENT OF CASH FLOWS

For the Year ended December 31, 2016 and the period from Inception (April 20, 2015) to December 31, 2015

	Year ended December 31, 2016	Inception (April 20, 2015) to December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,278)	$(13,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(10,350)	11,850

NET CASH USED IN OPERATING ACTIVITIES	(31,628)	(1,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	18,355
Advances from related party	16,403	881

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,403	19,236

NET INCREASE (DECREASE) IN CASH	(15,225)	17,708

CASH, BEGINNING OF PERIOD	17,708	-

CASH, END OF PERIOD	$2,483	$17,708

SUPPLEMENTAL CASH FLOW INFORMATION
Income Tax Paid	$-	$-
Interest Paid	$-	$-

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

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2016, there were no common stock equivalents outstanding.

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

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $34,656 since inception. As at December, 2016, the Company has a working capital deficit of $16,301. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of December 31, 2016, the Company has issued 38,500,000 founders shares at $0.000285 per share for net proceeds of $11,000; and 25,742,500 private placement shares at $0.000285 for net proceeds of $7,355. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016 and the period from Inception (April 20, 2015) to December 31, 2015, the Company’s CEO paid $16,403 and $881, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO is $17,284 as of December 31, 2016. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – INCOME TAXES

The significant component of deferred income tax assets at December 31, 2016 and December 31, 2015 is as follows:

	December 31, 2016	December 31, 2015

Net operating loss carry-forward	$11,784	4,549
Less: valuation allowance	(11,784)	(4,549)

Net deferred income tax asset	$–	-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of December 31, 2016 and 2015, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2016, and the period from April 20, 2015 (Inception) to December 31, 2015 no interest or penalties have been accrued as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 4 – INCOME TAXES - CONTINUED

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended December 31, 2016 and December 31, 2015 is as follows:

	December 31, 2016	December 31, 2015

Net loss before income taxes per financial statements	$(21,278)	(13,378)
Income tax rate	34%	34%
Income tax benefit	(7,235)	(4,549)
Change in valuation allowance	7,235	4,549

Provision for income taxes	$–	-

NOTE 5 – EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

Between May 5, 2015 and June 1, 2015, the Company sold 25,742,500 (pre-split 7,355,000) of common stock to 30 shareholders at $0.000285 per share for cash proceeds of $7,355.

On June 4, 2015, the Company sold 17,500,000 (pre-split 5,000,000) of common shares at $0.000285 per share to the sole director and President of the Company for cash proceeds of $5,000.

On December 28, 2015, the Company sold 21,000,000 (pre-split 6,000,000) common shares at $0.000285 per share to the sole director and President of the Company for cash proceeds of $6,000.

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

