Form 10-Q
period 2017-06-30
Deseo Swimwear Inc.
filed 2017-08-08
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017 there were 62,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of June 30, 2017 and December 31, 2016

(unaudited)

	June 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$2,483	$2,483

TOTAL ASSETS	$2,483	$2,483

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,500	$1,500
Due to related party	27,279	17,284
TOTAL CURRENT LIABILITIES	30,779	18,784

STOCKHOLDER DEFICIT
Common stock, $0.001 par value 75,000,000 shares authorized 64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(46,651)	(34,656)

TOTAL STOCKHOLDERS’ DEFICIT	(28,296)	(16,301)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,483	$2,483

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2017 and 2016

(unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
OPERATING EXPENSES

General and administrative	$6,145	$5,606	$11,995	$14,677

TOTAL OPERATING EXPENSES	(6,145)	(5,606)	(11,995)	(14,677)

NET LOSS	$(6,145)	$(5,606)	(11,995)	(14,677)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2017 and 2016

(unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,995)	$(14,677)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable	2,000	(8,819)

NET CASH USED IN OPERATING ACTIVITIES	(9,995)	(23,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	9,995	8,446

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,995	8,446

NET INCREASE IN CASH	-	(15,050)

CASH, BEGINNING OF PERIOD	2,483	17,708

CASH, END OF PERIOD	$2,483	$2,658

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Deseo Swimwear Inc. (the “Company”) was incorporated in the State of Nevada on April 20, 2015 and established a fiscal year end of December 31. The Company is organized to design, manufacture and sell Dominican Republic inspired swimwear.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2016 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2017, there were no common stock equivalents outstanding.

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

DESEO SWIMWEAR INC

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $46,651 since inception. As at June 30, 2017, the Company has a working capital deficit of $28,296. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of June 30, 2017, the Company has issued 38,500,000 founders shares at $0.000285 per share for net proceeds of $11,000; and 25,742,500 private placement shares at $0.000285 for net proceeds of $7,355. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017 and 2016, the Company’s CEO paid $9,995 and $8,446 respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $27,279 as of June 30, 2017. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended June 30, 2017 and 2016 we had no revenue. Expenses for the three-month period ended June 30, 2017 totaled $6,145 resulting in a net loss of $6,145. The net loss for the three-month period ended June 30, 2017 is a result of general and administrative expense of $6,145, comprised primarily of filing fees of $500, transfer agent expenses of $645 and professional fees of $5,000 comprised primarily of accounting expenses. Expenses for the comparative three-month period ended June 30, 2016 is a result of general and administrative expenses totaling $5,606 in a net loss of $5,606 comprised of filing fees of $323 and professional fees of $4,250 comprised primarily of accounting and legal fees and state agent fees of $1,033. The decrease in expenses between June 30, 2017 and 2016 was due to the decrease in legal and accounting fees and state agent fees between the two comparative periods.

For the six-month periods ended June 30, 2017 and 2016 we had no revenue. Expenses for the six-month period ended June 30, 2017 totaled $11,995 resulting in a net loss of $11,995. The net loss for the six-month period ended June 30, 2017 is a result of general and administrative expense of $11,995, comprised primarily of filing fees of $1,000, transfer agent expenses of $1,495 and professional fees of $9,500 comprised primarily of accounting expenses. Expenses for the comparative six-month period ended June 30, 2016 is a result of general and administrative expenses totaling $14,677 in a net loss of $14,677 comprised of filing fees of $794; state agent fees of $1,033 and professional fees of $12,850 comprised primarily of accounting and legal fees. The decrease in expenses between June 30, 2017 and 2016 was due to the decrease in legal and accounting fees between the two comparative periods.

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

As of June 30, 2017, we had $2,483 in cash as compared to $2,483 in cash at December 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2017, the Company’s sole officer and director, Ms. Suzanne Cope, has loaned the Company $27,279 and she has indicated she is willing to make additional financial commitments if required to maintain the reporting status of the Company, in the form of a non-secured loan for the next twelve months if no other proceeds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined. However, there is no contract or written agreement in place.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files

__________________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deseo Swimwear Inc. (Registrant)

Date: August 8, 2017	By:	/s/ Suzanne Cope
Suzanne Cope
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

