Form 10-K
period 2017-12-31
Deseo Swimwear Inc.
filed 2018-04-02
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2017 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________ to _________

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

None.

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of April 2, 2018, the Company has 64,242,500 shares of common stock issued and outstanding.

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

We will need additional funding to implement our marketing and operational plans.

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

The Company will need additional funding to implement its marketing and manufacturing plans.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed products.

Employees

As of December 31, 2017, other than its President, Mr. Suzanne Cope, the Company has no other employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended December 31, 2017 and December 31, 2016.

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

Plan of Operations

For the next 12 to 18 months, all of our operations will be performed by our sole officer and director, Suzanne Cope. During that period will out-source third party contractors to design our website, manufacturer our sample line of swimwear, and engage a manufacturer representative(s) to market our line to retail boutiques and on-line stores. The manufacturer representatives will be independent contractors compensated solely in the form of commissions, calculated as a percentage revenues generated from sales our proposed line of swimwear. We will also intend to have a strong presence on social media, such as Facebook and Instagram.

During the next 12 month period, we are planning to attend two Swimwear trade shows in 2018 and display our proposed swimwear line at those shows. The first trade show is, "The Miami Swim Show", held annually in in Miami, Florida. It is considered to be the largest swimwear trade show in the world. The second show is the Swim Collective Trade Show held annually in Huntington Beach, California. By attending these trade shows it will allow us to access our target market retailers and display our line of swimwear to consumers at the same time.

To date, we have engaged a firm to design and launch our website and expect to have ready to launch our website by the fourth quarter of 2018. We have completed the initial design of our first swimwear line under the DS-Series1 and are sourcing third party manufacturers to produce on initial pro-type swimwear designs. We expect to have our initial prototype swimwear to be ready by the end the third quarter of 2017 and product ready for sale by the second quarter of 2018. Sales and revenues expected to be generated in the by the end of 2018.

Going Concern

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. The “going concern” opinion by our auditor could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended December 31, 2017 compared to Year Ended December 31, 2016

We did not earn any revenues for the year ended December 31, 2017 and December 31, 2016.

Expenses for the year ended December 31, 2017 totaled $17,912 consisting primarily of office and general expenses of $17,912 resulting in a net loss of $17,912. Comprised of $14,000 in accounting fees; filing fees of $2,000; transfer agent expenses of $1,895 and bank service charges of $17. Expenses for the Year ended December 31, 2016 totaled $21,278 consisting primarily of office and general expenses of $21,278, resulting in a net loss of $21,278. Comprised of $18,350 in accounting and legal fees; filing fees of $1,811; state agent fees of $1,033; and website expenses or $84. The decrease in office and general expenses from fiscal 2017 to fiscal 2016 was primarily due to the decrease in expenses relating to professional legal and accounting fees.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2017, we had $2,481 of cash compared to $2,483 of cash as of December 31, 2016. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $52,568. As at December 31, 2017, the Company has working capital deficit of $34,213.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal year ended December 31, 2017 and December 31, 2016, begins on page F-1 of this Annual Report on Form 10-K.

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Deseo Swimwear Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Deseo Swimwear Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company generated no revenues from its business operations and has incurred operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2015.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 2, 2018

F-1

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$2,481	$2,483

TOTAL ASSETS	$2,481	$2,483

LIABILITIES AND STOCKHOLDER DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,500	$1,500
Due to related party	32,194	17,284
TOTAL CURRENT LIABILITIES	$36,694	$18,784

STOCKHOLDER DEFICIT
Common stock - $0.001 par value, 75,000,000 shares authorized; 64,242,500 issued and outstanding	$64,242	$64,242
Additional paid-in capital	(45,887)	(45,887)
Accumulated deficit	(52,568)	(34,656)

TOTAL STOCKHOLDER DEFICIT	(34,213)	(16,301)

TOTAL LIABILITIES AND STOCKHOLDER DEFICIT	$2,481	$2,483

The accompanying notes are an integral part of these financial statements.

F-2

DESEO SWIMWEAR INC.

STATEMENT OF OPERATIONS

For the Years ended December 31, 2017 and 2016

	Year ended December 31, 2017	Year ended December 31, 2016
OPERATING EXPENSES

General and administrative	$17,912	$21,278

TOTAL OPERATING EXPENSES	(17,912)	(21,278)

NET LOSS	$(17,912)	$(21,278)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

F-3

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2017 and 2016

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2015	64,242,500	$64,242	$(45,887)	$(13,378)	$4,977

Net loss	-	-	-	(21,278)	(21,278)

Balance, December 31, 2016	64,242,500	64,242	(45,887)	(34,656)	(16,301)

Net loss	-	-	-	(17,912)	(17,912)

Balance, December 31, 2017	64,242,500	$64,242	$(45,887)	$(52,568)	$(34,213)

The accompanying notes are an integral part of these financial statements.

F-4

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2017 and 2016

	Year ended December 31, 2017	Year ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,912)	$(21,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	3,000	(10,350)

NET CASH USED IN OPERATING ACTIVITIES	(14,912)	(31,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	14,910	16,403

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,910	16,403

NET INCREASE (DECREASE) IN CASH	(2)	(15,225)

CASH, BEGINNING OF PERIOD	2,483	17,708

CASH, END OF PERIOD	$2,481	$2,483

SUPPLEMENTAL CASH FLOW INFORMATION
Income Tax Paid	$-	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

F-5

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2017, there were no common stock equivalents outstanding.

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

F-6

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $52,568 since inception. As at December, 2017, the Company has a working capital deficit of $34,213. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2017 and 2016, the Company’s CEO paid expenses of $14,910 and $16,403, respectively, on behalf of the Company. The total amount owing to the Company’s CEO is $32,194 as of December 31, 2017. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – INCOME TAXES

The significant components of deferred income tax assets at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016

Net operating loss carry-forward	$11,039	11,783
Less: valuation allowance	(11,039)	(11,783)

Net deferred income tax asset	$-	-

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

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $6,834 and a corresponding reduction in the valuation allowance.

F-7

NOTE 4 – INCOME TAXES - CONTINUED

As of December 31, 2017 and 2016, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2017 and December 31, 2016 andno interest or penalties have been accrued as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016

Net loss before income taxes per financial statements	$(17,912)	(21,278)
Income tax rate	34%	34%
Income tax benefit at statutory rate	(6,090)	(7,235)
Impact of change in tax rates	6,834	-
Change in valuation allowance	(744)	7,235

Provision for income taxes	$–	-

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

F-8

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2017.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Suzanne Cope	35	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

Ms. Cope has held his offices/positions since inception of our company.

Business Experience

Ms. Cope has acted as our Officer and sole Director since our inception on April 20, 2015. She received a Bachelor Degree in Psychology from Liberty University in Lynchburg Virginia., in June of 2004. From 2006 to 2011, she worked for Alaska Airlines. From 2012 to present she has worked for Jet Blue Airways. Ms. Cope intends to devote 30% of her time to designing, planning and organizing activities for Deseo Swimwear.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through December 31, 2017.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Suzanne Cope	2017	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2016	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2017 and 2016. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended December 31, 2017 and 2016 for Deseo Swimwear Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2017 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Suzanne Cope	38,500,000	59.93%
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors; 2120 K Street, Unit 2, San Diego, CA 92102

All officers and directors as a group	38,500,000	59.93%

__________

(1)	Based on 64,242,500 shares of common stock issued and outstanding as of December 31, 2017.

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

During the years ended December 31, 2017 and December 31, 2016, the Company’s CEO paid expenses of $14,910 and $16,403, respectively, on behalf of the Company. The total amount owing to the Company’s CEO is $32,194 as of December 31, 2017. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended December 31, 2017, audit fees were $15,500. For the year ended December 31, 2016, audit fees were $12,250.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2017 and 2016 were pre-approved by our Board.

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

Deseo Swimwear Inc.

Dated: April 2, 2018	By:	/s/ Suzanne Cope
Suzanne Cope
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Suzanne Cope	April 2, 2018
Suzanne Cope President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

___________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on March 28, 2016.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on March 28, 2016.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

