Form 10-Q
period 2018-06-30
Deseo Swimwear Inc.
filed 2018-08-13
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018 there were 64,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

F-1

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of June 30, 2018 and December 31, 2017

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$2,481	$2,481

TOTAL ASSETS	$2,481	$2,481

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,000	$4,500
Due to related party	41,445	32,194
TOTAL LIABILITIES	49,445	36,694

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(65,319)	(52,568)

TOTAL STOCKHOLDERS’ DEFICIT	(46,964)	(34,213)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,481	$2,481

The accompanying notes are an integral part of these financial statements.

F-2

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2018 and 2017

(unaudited)

	Three months ended June 30, 2018	Three months ended, June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
OPERATING EXPENSES

General and administrative	$7,200	$6,145	$12,751	$11,995

TOTAL OPERATING EXPENSES	(7,200)	(6,145)	(12,751)	(11,995)

NET LOSS	$(7,200)	$(6,145)	$(12,751)	$(11,995)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

F-3

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2018 and 2017

(unaudited)

	Six months ended June 30, 2018	Six months ended June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,751)	$(11,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	3,500	2,000

NET CASH USED IN OPERATING ACTIVITIES	(9,251)	(9,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	9,251	9,995

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,251	9,995

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF PERIOD	2,481	2,483

CASH, END OF PERIOD	$2,481	$2,483

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2017 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2018, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

Recent Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued for disclosure purposes.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at June 30, 2018, the Company has a working capital deficit of $46,964 and has reported an accumulated deficit of $65,319. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018 and 2017, the Company’s CEO paid $9,251 and $9,995, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $41,445 as of June 30, 2018. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended June 30, 2018 and 2017 we had no revenue. Expenses for the three-month period ended June 30, 2018 totaled $7,200 resulting in a net loss of $7,200. The net loss for the three-month period ended June 30, 2018 is a result of general and administrative expense of $7,200, comprised primarily of transfer agent expenses of $400, professional fees of $5,800 and filing fees of $1,000. Expenses for the comparative three-month period ended June 30, 2017 is a result of general and administrative expenses totaling $6,145 result in a net loss of $6,145 comprised of filing fees of $500, transfer agent expenses of $645 and professional fees of $5,000 comprised primarily of accounting fees. The slight increase in expenses between June 30, 2018 and 2017 was due to the increase in accounting fees between the two comparative periods.

For the six-month periods ended June 30, 2018 and 2017 we had no revenue. Expenses for the six-month period ended June 30, 2018 totaled $12,751 resulting in a net loss of $12,751. The net loss for the six-month period ended June 30, 2018 is a result of general and administrative expense of $12,751, comprised primarily of transfer agent expenses of $750 ,professional fees of $10,800; filing fees of $1,000 and web-site expenses of $201. Expenses for the comparative six-month period ended June 30, 2017 is a result of general and administrative expenses totaling $11,995 in a net loss of $11,995 comprised of filing fees of $1,000, transfer agent expenses of $1,495 and professional fees of $9,500 comprised primarily of accounting expenses. The slight increase in expenses between June 30, 2018 and 2017 was due to the increase in accounting fees between the two comparative periods.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, we have no other source for cash at this time. We must raise cash to implement our strategy and stay in business. Our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern in their report for the fiscal year ended December 30, 2017.

As of June 30, 2018, we had $2,481 in cash as compared to $2,481 in cash at December 31, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2018, the Company’s sole officer and director, Ms. Suzanne Cope, has loaned the Company $41,445 and she has indicated she is willing to make additional financial commitments if required to maintain the reporting status of the Company, in the form of a non-secured loan for the next twelve months if no other proceeds are obtained by the Company, but the total amount that she is willing to invest has not yet been determined. However, there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None

5

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

6

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deseo Swimwear Inc. (Registrant)

Date: August 13, 2018	By:	/s/ Suzanne Cope
Suzanne Cope President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

7