Form 10-K
period 2018-12-31
Deseo Swimwear Inc.
filed 2019-04-16
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of April 16, 2019, the Company has 64,242,500 shares of common stock issued and outstanding.

DESEP SWIMWEAR INC .

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

Product

Our Deseo Swimwear-branded planned portfolio (designed by our founder Suzanne Cope) of DS-Series1, DS-Series2 and DS-Series3 swimwear are designed for the highest levels of performance, styling, and enjoyment for both recreation and beachwear use. The DS-Series1 and DS-Series2 are geared towards the consumer seeking the most premium swimwear experience that we expect to offer, and generally command a price premium over our competitor’s swimwear at retail prices ranging from approximately $100 to $200. The DS-Series3 brand is planned to be an entry-level consumer with expected retail pricing from approximately $20 to $75. Our initial product lines will be for women as they account for approximately 70% of the swimwear market.

The Deseo collections are designed to be interchangeable, making the most out of each suit. Any customer that makes two purchases will in effect have four swimsuits. Customers will be given the opportunity to purchase a la carte (one piece at a time), so they can add to their existing collections if they only want a particular top or bottom. Pieces will be able to be worn for day and evening wear components. We have completed the initial design of our DS-Series1 and are in the process of third-party manufacturer to produce our sample prototypes prior to going into production for sale. The DS-Series2 and DS-Series3 will be introduced as funding becomes available.

The designs and styles we expect to be recognizable and become synonymous with Deseo Swimwear as a high-end fashion statement to be made on the beach, at the pool and on vacation.

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

Industry Analysis/Competition

Market/Competition Analysis

During 2014, retail sales of new swimwear globally totaled $13.25 billion according to the NPD Group. Of the categories defined and tracked by the NPD Group, we believe our addressable market includes swimwear categories including Women’s Swimwear, Men’s Swimwear, Girls’ Swimwear and Boys’ Swimwear. For 2013, the market share of retails sails of new Women, Men, Girls and Boys Swimwear in the U.S. were 70%, 17%, 10% and 4% respectively. As a result, we believe the total annual addressable market for our proposed products in the U.S. alone in greater than $4 billion.

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

The swimwear market remains challenging with a significate number of key players and an ever-expanding number of niche players. Consumers are demanding products that offer comfort, quality and safety and they are ready to spend on premium products. Swimwear companies who have focused primarily on competing at price have seen a decline in their percentage of the market. Those brands that are focused on design innovation and newness, there continues to be opportunity.

The key and niche players operating in the global swimwear and beachwear market include Arena Italia S.p.A, Diana Sport, Eveden Group, Jantzen, Inc., La Peral Group, NOZONE Clothing Limited, O’Neill, Inc., PARAH S.p.A., Pentland Group plc., Speedo International Ltd., Perry Ellis International, Inc., Quicksilver, Inc., Seafolly, Seaspray Swimwear, Tefron, TYR Sport and PVH Corp.

Marketing Strategy

The primary strategies of Deseo Swimwear Inc. are:

•	Sell our proposed high-end Dominican Republic inspired swimwear product to boutique retailers and niche on-line stores.

•	Attend Swimwear trade shows and display our proposed swimwear line at those shows, allowing us to access our target market retailers and consumers at the same time. During the next 18 months Deseo Swimwear In. expects to attend at least two swimwear trade shows; The Miami Swim Show, held annually in in Miami, Florida. Considered to be the largest swimwear trade show in the world. The second show is the Swim Collective Trade Show held annually in Huntington Beach, California.

•	Locate a third-party sales representative to help market out swimwear line.

•	Our online marketing strategy will rely on our website to provide product information and answer questions our customers may have about our product.

•	Search Engines we will hire a firm that will assist in Search Engine Optimization (“SOE”). This will assist Deseo to achieve a top search engine ranking to get targeted traffic to our website and potentially increase business leads.

•	Social Media we intend to have a presence with a Facebook page, Twitter Account and Instagram.

The Company will need additional funding to implement its marketing and manufacturing plans.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed products.

Employees

As of December 31, 2018, other than its President, Mr. Suzanne Cope, the Company has no other employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended December 31, 2018 and December 31, 2017.

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

Plan of Operations

For the next 12 to 18 months, all of our operations will be performed by our sole officer and director, Suzanne Cope. During that period will out-source third party contractors to design our website, manufacturer our sample line of swimwear, and engage a manufacturer representative(s) to market our line to retail boutiques and on-line stores. The manufacturer representatives will be independent contractors compensated solely in the form of commissions, calculated as a percentage revenue generated from sales our proposed line of swimwear. We will also intend to have a strong presence on social media, such as Facebook and Instagram.

During the next 18-month period, we are planning to attend two Swimwear trade shows in 2019 and display our proposed swimwear line at those shows. The first trade show is, “The Miami Swim Show”, held annually in in Miami, Florida. It is considered to be the largest swimwear trade show in the world. The second show is the Swim Collective Trade Show held annually in Huntington Beach, California. By attending these trade shows it will allow us to access our target market retailers and display our line of swimwear to consumers at the same time.

To date, we have engaged a firm to design and launch our fully functional website and expect to have ready to launch our website by the fourth quarter of 2019. We have completed the initial design of our first swimwear line under the DS-Series1 and are sourcing third party manufacturers to produce on initial pro-type swimwear designs. We expect to have our initial prototype swimwear to be ready by the end the third quarter of 2019 and product ready for sale by the second quarter of 2020. Sales and revenues expected to be generated in the by the end of 2020.

Going Concern

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. The “going concern” opinion by our auditor could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended December 31, 2018 compared to Year Ended December 31, 2017

We did not earn any revenues for the year ended December 31, 2018 and December 31, 2017.

Expenses for the year ended December 31, 2018 totaled $20,469 consisting primarily of office and general expenses of $20,469 resulting in a net loss of $20,469. Comprised of $16,618 in professional fees; filing fees of $2,081; transfer agent expenses of $1,350; and web-site expenses of $420. Expenses for the Year ended December 31, 2017 totaled $17,912 consisting primarily of office and general expenses of $17,912, resulting in a net loss of $17,912. Comprised of $14,000 in professional fees; filing fees of $2,000; transfer agent fees of $1,895; and bank service charges of $17. The increase in office and general expenses from fiscal 2018 to fiscal 2017 was primarily due to the increase in expenses relating to professional fees.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2018, we had $2,481 of cash compared to $2,481 of cash as of December 31, 2017. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months from issuance date of this report. To date, the Company has incurred operating losses since inception of $73,037.  As at December 31, 2018, the Company has working capital deficit of $54,682.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Management and our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing, professional, and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

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

Recent Accounting Standards

The Company has implemented all new accounting standards that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited financial statements for the fiscal year ended December 31, 2018 and December 31, 2017, begins on page F-1 of this Annual Report on Form 10-K.

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Deseo Swimwear, Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Deseo Swimwear, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

Marcum LLP

Houston, Texas

April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Deseo Swimwear Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Deseo Swimwear Inc. (the "Company") as of December 31, 2017, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 2, 2018

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$2,481	$2,481

TOTAL ASSETS	$2,481	$2,481

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,600	$4,500
Due to related party	50,563	32,194
TOTAL LIABILITIES	57,163	36,694

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(73,037)	(52,568)

TOTAL STOCKHOLDERS’ DEFICIT	(54,682)	(34,213)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,481	$2,481

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Years ended December 31, 2018 and 2017

	Year ended December 31, 2018	Year ended, December 31, 2017
OPERATING EXPENSES

General and administrative	$20,469	$17,912

TOTAL OPERATING EXPENSES	(20,469)	(17,912)

NET LOSS	$(20,469)	$(17,912)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2018 and 2017

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2016	64,242,500	64,242	(45,887)	(34,656)	(16,301)

Net loss	-	-	-	(17,912)	(17,912)

Balance, December 31, 2017	64,242,500	64,242	(45,887)	(52,568)	(34,213)

Net loss	-	-	-	(20,469)	(20,469)

Balance, December 31, 2018	64,242,500	$64,242	$(45,887)	$(73,037)	$(54,682)

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For Years ended December 31, 2018 and 2017

	Year ended December 31, 2018	Year ended December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,469)	$(17,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,100	3,000

NET CASH USED IN OPERATING ACTIVITIES	(18,369)	(14,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	18,369	14,910

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,369	14,910

NET CHANGE IN CASH	-	(2)

CASH, BEGINNING OF PERIOD	2,481	2,483

CASH, END OF PERIOD	$2,481	$2,481

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2018, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

DESEO SWIMWEAR INC.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at December 31, 2018, the Company has a working capital deficit of $54,682 and has reported an accumulated deficit of $73,037. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, the Company’s CEO paid $18,369 and $14,910, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $50,563 as of December 31, 2018. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – INCOME TAXES

The significant components of deferred income tax assets at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Net operating loss carry-forward	$15,337	11,039
Less: valuation allowance	(15,337)	(11,039)

Net deferred income tax asset	$–	-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

DESEO SWIMWEAR INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES - CONTINUED

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

As of December 31, 2018, and 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2018 and December 31, 2017 and no interest or penalties have been accrued as of December 31, 2018 and 2017. As of December 31, 2018, and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017

Net loss before income taxes per financial statements	$(20,469)	(17,912)
Income tax rate	21%	34%
Income tax benefit at statutory rate	(4,298)	(6,090)
Impact of change in tax rates	4,298	6,834
Change in valuation allowance	-	(744)

Provision for income taxes	$–	-

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2018.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's sole director and officer in connection with the audit of our financial statements as of December 31, 2018.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Suzanne Cope	36	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

Ms. Cope has held his offices/positions since inception of our company.

Business Experience

Ms. Cope has acted as our Officer and sole Director since our inception on April 20, 2015. She received a bachelor’s degree in psychology from Liberty University in Lynchburg Virginia., in June of 2004. From 2006 to 2011, she worked for Alaska Airlines. From 2012 to present she has worked for Jet Blue Airways. Ms. Cope intends to devote 30% of her time to designing, planning and organizing activities for Deseo Swimwear.

Director Independence

Our board of directors is currently composed of one member, Suzanne Cope, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Deseo Swimwear Inc. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through December 31, 2018.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Suzanne Cope	2018	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2017	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2018 and 2017. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended December 31, 2018 and 2017 for Deseo Swimwear Inc.

Employment Contracts

At this time, Deseo Swimwear Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Deseo Swimwear Inc. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2018 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Suzanne Cope	38,500,000	59.93%
President, Chief Executive Officer, Secretary, Treasure, Chief Financial Officer and Chairman of the Board of Directors; 2120 K Street, Unit 2, San Diego, CA 92102

All officers and directors as a group	38,500,000	59.93%

___________

(1) Based on 64,242,500 shares of common stock issued and outstanding as of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our president and sole director provides’ office space at no charge to the Company in San Diego, California. Our registered agent’s business office in the United States is located at: 4264 Lady Burton Street, Las Vegas, Nevada 89129. Our telephone number is: (800) 390-3013.

During the Years ended December 31, 2018 and 2017, the Company’s CEO paid $18,369 and $14,910, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $50,563 as of December 31, 2018. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended December 31, 2018, audit fees were $12,118. For the year ended December 31, 2017, audit fees were $15,500.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 and 2017 were pre-approved by our Board.

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

Deseo Swimwear Inc.

Dated: April 16, 2019	By:	/s/ Suzanne Cope
Suzanne Cope
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Suzanne Cope	April 16, 2019
Suzanne Cope President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

______________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on March 28, 2016.

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

