Form 10-Q
period 2019-03-31
Deseo Swimwear Inc.
filed 2019-05-15
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission File Number 333-210419

DESEO SWIMWEAR INC.
(Exact name of registrant as specified in it’s charter)

Nevada	47-3812711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1653 Chatsworth Blvd., San Diego, California 92107

(Address of principal executive offices)(Zip Code)

1-800-390-3013

(Registrant’s telephone number, including area code)

2120 K Street, Unit 2, San Diego, California 92102

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2019, there were 64,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

F-1

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of March 31, 2019 and December 31, 2018

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash	$2,481	$2,481

TOTAL ASSETS	$2,481	$2,481

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,500	$6,600
Due to related party	50,563	50,563
TOTAL LIABILITIES	62,063	57,163

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(77,937)	(73,037)

TOTAL STOCKHOLDERS’ DEFICIT	(59,582)	(54,682)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,481	$2,481

The accompanying notes are an integral part of these condensed financial statements.

F-2

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Three months ended March 31, 2019 and 2018

(unaudited)

	Three months ended March 31, 2019	Three months ended, March 31, 2018

OPERATING EXPENSES
General and administrative	$4,900	$5,551

TOTAL OPERATING EXPENSES	(4,900)	(5,551)

NET LOSS	$(4,900)	$(5,551)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500

The accompanying notes are an integral part of these condensed financial statements.

F-3

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three months Ended March 31, 2019 and 2018

(unaudited)

	Common Stock		Additional
	Number		Paid-in	Accumulated
	of shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	64,242,500	64,242	(45,887)	(52,568)	(34,213)

Net loss	-	-	-	(5,551)	(5,551)

Balance, March 31, 2018	64,242,500	$64,242	$(45,887)	$(58,119)	$(39,764)

Balance, December 31, 2018	64,242,500	64,242	(45,887)	(73,037)	(54,682)

Net loss	-	-	-	(4,900)	(4,900)

Balance, March 31, 2019	64,242,500	$64,242	$(45,887)	$(77,937)	$(59,582)

The accompanying notes are an integral part of these condensed financial statements.

F-4

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For Three months ended March 31, 2019 and 2018

(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,900)	$(5,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	4,900	850

NET CASH USED IN OPERATING ACTIVITIES	-	(4,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	4,701

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,701

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF PERIOD	2,481	2,481

CASH, END OF PERIOD	$2,481	$2,481

The accompanying notes are an integral part of these condensed financial statements.

F-5

DESEO SWIMWEAR INC.

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2019, there were no common stock equivalents outstanding.

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

F-6

DESEO SWIMWEAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at March 31, 2019, the Company has a working capital deficit of $59,582 and has reported an accumulated deficit of $77,937. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and 2018, the Company’s CEO paid $nil and $4,701, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $50,563 as of March 31, 2019. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

F-7

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

Results of Operations

For the three-month periods ended March 31, 2019 and 2018, we had no revenue. Expenses for the three-month period ended March 31, 2019 totaled $4,900 resulting in a net loss of $4,900. The net loss for the three-month period ended March 31, 2019 is a result of general and administrative expense of $4,900, comprised primarily of transfer agent expenses of $300; and professional fees of $4,600. Expenses for the comparative three-month period ended March 31, 2018 is a result of general and administrative expenses totaling $5,551 resulting in a net loss of $5,551 comprised of $350 transfer agent expenses, professional fees of $5,000 comprised primarily of accounting fees and web-site expenses of $201. The decrease in expenses between March 31, 2019 and 2018 was due to the a decrease in accounting fees and filing fees between the two comparative periods.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, we have no other source for cash at this time. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year. Our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern in their report for the fiscal year ended December 31, 2018. Management concurs with our auditors that there is substantial doubt as to our ability to continue as a going concern as of March 31, 2019.

As of March 31, 2019, we had $2,481 in cash as compared to $2,481 in cash at December 31, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of March 31, 2019, the Company’s sole officer and director, Ms. Suzanne Cope, has loaned the Company $50,563 and she has indicated she is willing to make additional financial commitments if required to maintain the reporting status of the Company, in the form of a non-secured loan for the next twelve months if no other proceeds are obtained by the Company, but the total amount that she is willing to invest has not yet been determined. However, there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Deseo Swimwear Inc.
(Registrant)

Date: May 15, 2019	By:	/s/ Suzanne Cope
Suzanne Cope
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

7