Form 10-Q
period 2019-09-30
Deseo Swimwear Inc.
filed 2019-11-12
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

As of November 12, 2019, there were 64,242,500 shares of common stock issued and outstanding.

2

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

F-1

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of September 30, 2019 and December 31, 2018

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash	$1,711	$2,481

TOTAL ASSETS	$1,711	$2,481

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$33,501	$6,600
Due to related party	58,873	50,563
TOTAL LIABILITIES	92,374	57,163

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(109,018)	(73,037)

TOTAL STOCKHOLDERS’ DEFICIT	(90,663)	(54,682)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,711	$2,481

The accompanying notes are an integral part of these financial statements.

F-2

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2019 and 2018

(unaudited)

	Three months ended September 30, 2019	Three months ended, September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
OPERATING EXPENSES

General and administrative	$21,655	$4,196	$35,981	$16,947

TOTAL OPERATING EXPENSES	(21,655)	(4,196)	(35,981)	(16,947)

NET LOSS	$(21,655)	$(4,196)	$(35,981)	$(16,947)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

F-3

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2019 and 2018

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2019	64,242,500	$64,242	$(45,887)	$(73,037)	$(54,682)

Net loss	-	-	-	(4,900)	(4,900)

Balance, March 31, 2019	64,242,500	$64,242	$(45,887)	$(77,937)	$(59,582)

Net loss	-	-	-	(9,426)	(9,426)

Balance, June, 30, 2019	64,242,500	$64,242	$(45,887)	$(87,363)	$(69,008)

Net loss	-	-	-	(21,655)	(21,655)

Balance, September 30, 2019	64,242,500	$64,242	$(45,887)	$(109,018)	$(90,663)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2018	64,242,500	$64,242	$(45,887)	$(52,568)	$(34,213)

Net loss	-	-	-	(5,551)	(5,551)

Balance, March 31, 2018	64,242,500	$64,242	$(45,887)	$(58,119)	$(39,764)

Net loss	-	-	-	(7,200)	(7,200)

Balance, June 30, 2018	64,242,500	$64,242	$(45,887)	$(65,319)	$(46,964)

Net loss	-	-	-	(4,196)	(4,196)

Balance, September 30, 2018	64,242,500	$64,242	$(45,887)	$(69,515)	$(51,160)

The accompanying notes are an integral part of these financial statements.

F-4

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For Nine Months ended September 30, 2019 and 2018

(unaudited)

	Nine months ended September 30, 2019	Nine months ended September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,981)	$(16,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	26,901	3,600

NET CASH USED IN OPERATING ACTIVITIES	(9,080)	(13,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	8,310	13,347

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,310	13,347

NET CHANGE IN CASH	(770)	-

CASH, BEGINNING OF PERIOD	2,481	2,481

CASH, END OF PERIOD	$1,711	$2,481

Cash Paid during the period for:
Income Taxes	$-	$-
Interest	$-	$-

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2019, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As of September 30, 2019, the Company has a working capital deficit of $90,663 and has reported an accumulated deficit of $109,018. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019 and 2018, the Company’s CEO paid $8,310 and $13,347, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $58,873 as of September 30, 2019. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended September 30, 2019 and 2018, we had no revenue. Expenses for the three-month period ended September 30, 2019 totaled $21,655 resulting in a net loss of $21,655. The net loss for the three-month period ended September 30, 2019 is a result of general and administrative expense of $21,655, comprised primarily of transfer agent expenses of $300; professional fees of $19,349 comprised primarily of accounting and consulting fees; web-site expenses of $198 and filing fees $1,808. Expenses for the comparative three-month period ended September 30, 2018 is a result of general and administrative expenses totaling $4,196 resulting in a net loss of $4,196 comprised of $300 transfer agent expenses; professional fees of $3,300 comprised primarily of accounting fees; web-site expenses of $15; and filing fees of $581. The increase in expenses between September 30, 2019 and 2018 was primarily due to an increase in accounting fees, consulting fees and filing fees between the two comparative periods.

For the nine-month periods ended September 30, 2019 and 2018, we had no revenue. Expenses for the nine-month period ended September 30, 2019 totaled $35,981 resulting in a net loss of $35,981. The net loss for the nine-month period ended September 30, 2019 is a result of general and administrative expense of $35,981, comprised primarily of transfer agent expenses of $900; professional fees of $31,794 comprised primarily of accounting and consulting fees; web-site expenses of $198; and filing fees of $3,089. Expenses for the comparative nine-month period ended September 30, 2018 is a result of general and administrative expenses totaling $16,947 resulting in a net loss of $16,947 comprised of $1,050 transfer agent expenses; professional fees of $14,100 comprised primarily of accounting fees; filing fees of $1,581; and web-site expenses of $216. The increase in expenses between September 30, 2019 and 2018 was due primarily due to an increase in consulting fees and filing fees between the two comparative periods.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, we have no other source for funding the Company at this time. We must raise cash to implement our strategy and stay in business. These factors raise substantial doubt as to our ability to continue as a going concern.

As of September 30, 2019, we had $1,711 in cash as compared to $2,481 in cash at December 31, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of September 30, 2019, the Company’s sole officer and director, Ms. Suzanne Cope, has loaned the Company $58,873 and she has indicated she is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that she is willing to invest has not yet been determined and there is no contract or written agreement in place.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Deseo Swimwear Inc.
(Registrant)

Date: November 12, 2019	By:	/s/ Suzanne Cope
Suzanne Cope
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

7