Form 10-K
period 2019-12-31
Deseo Swimwear Inc.
filed 2020-04-14
CIK 1670196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to __________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Emerging growth company	☐
		Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of April 14, 2020, the Company has 64,242,500 shares of common stock issued and outstanding.

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

On September 30, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 3.5 new common shares for 1 old common share. All references in this Annual Report to number of common shares, price per share and weighted average number of shares outstanding prior to the 3.5:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

Industry Analysis/Competition

Market/Competition Analysis

During 2019, retail sales of new swimwear globally totaled $18.5 billion according to the NPD Group. Of the categories defined and tracked by the NPD Group, we believe our addressable market includes swimwear categories including Women’s Swimwear, Men’s Swimwear, Girls’ Swimwear and Boys’ Swimwear. For 2019, the market share of retails sails of new Women, Men, Girls and Boys Swimwear in the U.S. were 70%, 17%, 10% and 4% respectively. As a result, we believe the total annual addressable market for our proposed products in the U.S. alone in greater than $4 billion.

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

Employees

As of December 31, 2019, other than its President, Mr. Suzanne Cope, the Company has no other employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended December 31, 2019 and December 31, 2018.

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

During the next 18-month period, we are planning to attend two Swimwear trade shows in 2020 and display our proposed swimwear line at those shows. The first trade show is, “The Miami Swim Show”, held annually in in Miami, Florida. It is considered to be the largest swimwear trade show in the world. The second show is the Swim Collective Trade Show held annually in Huntington Beach, California. By attending these trade shows it will allow us to access our target market retailers and display our line of swimwear to consumers at the same time.

To date, we have engaged a firm to design and launch our fully functional website and expect to have ready to launch our website by the fourth quarter of 2020. We have completed the initial design of our first swimwear line under the DS-Series1 and are sourcing third party manufacturers to produce on initial pro-type swimwear designs. We expect to have our initial prototype swimwear to be ready by the end the third quarter of 2020 and product ready for sale by the second quarter of 2021. Sales and revenues expected to be generated in the by the end of 2021.

Going Concern

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. The “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended December 31, 2019 compared to Year Ended December 31, 2018

We did not earn any revenues for the year ended December 31, 2019 and December 31, 2018.

Expenses for the year ended December 31, 2019 totaled $41,119 consisting primarily of office and general expenses of $41,119 resulting in a net loss of $41,119. The 2019 expenses were comprised of $36,132 in professional fees; filing fees of $3,589; transfer agent expenses of $1200; and web-site expenses of $198. Expenses for the Year ended December 31, 2018 totaled $20,469 consisting primarily of office and general expenses of $20,469, resulting in a net loss of $20,469. The 2018 expenses were comprised of $16,618 in professional fees; filing fees of $2,081; transfer agent fees of $1,350; and web-site expenses of $420. The increase in office and general expenses from fiscal 2019 to fiscal 2018 was primarily due to the increase in expenses relating to professional fees.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months following the filing of this annual report, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2019, we had $1,611 of cash compared to $2,481 of cash as of December 31, 2018. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $114,156. As at December 31, 2019, the Company has working capital deficit of $95,801.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. We agree with our auditors that our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Recent Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for the fiscal year ended December 31, 2019 and December 31, 2018, begins on page F-1 of this Annual Report on Form 10-K.

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

To the Shareholders and Board of Directors of

Deseo Swimwear, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Deseo Swimwear, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Marcum LLP

We have served as the Company’s auditor since 2015.

Houston, Texas

April 14, 2020

F-1

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash	$1,611	$2,481

TOTAL ASSETS	$1,611	$2,481

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$22,866	$6,600
Due to related party	74,546	50,563
TOTAL LIABILITIES	97,412	57,163

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(114,156)	(73,037)

TOTAL STOCKHOLDERS’ DEFICIT	(95,801)	(54,682)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,611	$2,481

The accompanying notes are an integral part of these financial statements.

F-2

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Years ended December 31, 2019 and 2018

	Year ended December 31, 2019	Year ended, December 31, 2018
OPERATING EXPENSES

General and administrative	$41,119	$20,469

TOTAL OPERATING EXPENSES	41,119	20,469

NET LOSS	$(41,119)	$(20,469)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

F-3

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in
	Number of shares	Amount	Capital (deficiency)	Accumulated Deficit	Total

Balance, December 31, 2017	64,242,500	$64,242	$(45,887)	$(52,568)	$(34,213)

Net loss	-	-	-	(20,469)	(20,469)

Balance, December 31, 2019	64,242,500	64,242	(45,887)	(73,037)	(54,682)

Net loss	-	-	-	(41,119)	(41,119)

Balance, December 31, 2019	64,242,500	$64,242	$(45,887)	$(114,156)	$(95,801)

The accompanying notes are an integral part of these financial statements.

F-4

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For Years ended December 31, 2019 and 2018

	Year ended December 31, 2019	Year ended December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,119)	$(20,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	16,266	2,100

NET CASH USED IN OPERATING ACTIVITIES	(24,853)	(18,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	23,983	18,369

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,983	18,369

NET CHANGE IN CASH	(870)	-

CASH, BEGINNING OF PERIOD	2,481	2,481

CASH, END OF PERIOD	$1,611	$2,481

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2019 and 2018, there were no common stock equivalents outstanding.

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

F-6

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at December 31, 2019, the Company has a working capital deficit of $95,801 and has reported an accumulated deficit of $114,156. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2019 and 2018, the Company’s CEO paid $23,983 and $18,369, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $74,546 as of December 31, 2019. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – INCOME TAXES

The significant components of deferred income tax assets at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018

Net operating loss carry-forward	$23,972	$15,337
Less: valuation allowance	(23,972)	(15,337)

Net deferred income tax asset	$–	$-

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

As of December 31, 2019, and 2018, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2019 and December 31, 2018 and no interest or penalties have been accrued as of December 31, 2019 and 2018. As of December 31, 2019, and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

F-7

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018

Net loss before income taxes per financial statements	$(41,119)	(20,469)
Income tax rate	21%	21%
Income tax benefit at statutory rate	(8,635)	(4,298)
Non-utilized net operating losses	8,635	4,298

Provision for income taxes	$–	-

The Company has not filed its federal and state tax returns for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2019, the Company had approximately $114,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carry-forward arising in taxable years beginning before December 31, 2017 will begin to expire in the year 2035. For losses arising in taxable years beginning after December 31, 2017, the net operating loss carryforward has an indefinite life. However, the utilization of the net operating loss carryforward is limited to 80% of taxable income.

Management will be taking on a project to file delinquent tax returns in the upcoming reporting periods and updated values will be disclosed in the following reporting periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. . Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2019 management determined material weaknesses existed related to our internal control over financial reporting. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2019 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Suzanne Cope	37	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through December 31, 2019.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Suzanne Cope	2019	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2018	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2019 and 2018. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended December 31, 2019 and 2018 for Deseo Swimwear Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through December 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2019 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Suzanne Cope	38,500,000	59.93%
President, Chief Executive Officer, Secretary, Treasure, Chief Financial Officer and Chairman of the Board of Directors; 2120 K Street, Unit 2, San Diego, CA 92102

All officers and directors as a group	38,500,000	59.93%

(1) Based on 64,242,500 shares of common stock issued and outstanding as of December 31, 2019.

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

Our president and sole director provides’ office space at no charge to the Company in San Diego, California. Our registered agent’s business office in the United States is located at: State Agent and Transfer Syndicate Inc., 112 North Curry Street, Carson City, Nevada 89703. Our telephone number is: (800) 390-3013.

During the Years ended December 31, 2019 and 2018, the Company’s CEO paid $23,983 and $18,369, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $74,546 as of December 31, 2019. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended December 31, 2019, audit fees were $15,032. For the year ended December 31, 2018, audit fees were $12,118.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2019 and 2018 were pre-approved by our Board.

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

Deseo Swimwear Inc.

Dated: April 14, 2020	By:	/s/ Suzanne Cope
Suzanne Cope President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Suzanne Cope	April 14, 2020
Suzanne Cope President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on March 28, 2016.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on March 28, 2016

* Included in Exhibit 31.1

** Included in Exhibit 32.1

