Form 10-Q
period 2020-06-30
Deseo Swimwear Inc.
filed 2020-08-14
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 64,242,500 shares of common stock issued and outstanding.

2

PART I-FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

3

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of June 30, 2020 and December 31, 2019

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash	$1,611	$1,611

TOTAL ASSETS	$1,611	$1,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$21,337	$22,866
Due to related party	91,046	74,546
TOTAL LIABILITIES	112,383	97,412

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(129,127)	(114,156)

TOTALSTOCKHOLDERS’ DEFICIT	(110,772)	(95,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,611	$1,611

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2020 and 2019

(unaudited)

	Three months ended June 30, 2020	Three months ended, June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
OPERATING EXPENSES

General and administrative	$14,547	9,426	$14,971	$14,326

TOTAL OPERATING EXPENSES	(14,547)	(9,426)	(14,971)	(14,326)

NET LOSS	$(14,547)	(9,426)	$(14,971)	$(14,326)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	64,242,500	64,242,500	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and six months Ended June 30, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated
	Number of shares	Amount	(Deficiency)	Deficit	Total

Balance, December 31, 2019	64,242,500	64,242	(45,887)	(114,156)	(95,801)

Net loss	-	-	-	(424)	(424)

Balance, March 31, 2020	64,242,500	$64,242	$(45,887)	$(114,580)	$(96,225)

Net loss	-	-	-	(14,547)	(14,547)

Balance, June 30, 2020	64,242,500	$64,242	$(45,887)	$(129,127)	$(110,772)

	Common Stock		Additional Paid-in Capital	Accumulated
	Number of shares	Amount	(Deficiency)	Deficit	Total

Balance, January 1, 2019	64,242,500	$64,242	$(45,887)	$(73,037)	$(54,682)

Net loss	-	-	-	(4,900)	(4,900)

Balance, March 31, 2019	64,242,500	$64,242	$(45,887)	$(77,937)	$(59,582)

Net loss	-	-	-	(9,426)	(9,426)

Balance, June 30, 2019	64,242,500	$64,242	$(45,887)	$(87,363)	$(69,008)

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

 STATEMENTS OF CASH FLOWS

For Three months ended June 30, 2020 and 2019

(unaudited)

	Six months ended June 30, 2020	Six months ended June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,971)	$(14,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,529)	7,479

NET CASH USED IN OPERATING ACTIVITIES	(16,500)	(6,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	16,500	6,077

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,500	6,077

NET CHANGE IN CASH	-	(770)

CASH, BEGINNING OF PERIOD	1,611	2,481

CASH, END OF PERIOD	$1,611	$1,711

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Deseo Swimwear Inc. (the “Company”) was incorporated in the State of Nevada on April 20, 2015 and established a fiscal year end of December 31.  The Company is organized to design, manufacture and sell Dominican Republic inspired swimwear.

Basis of Presentation - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2019 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus (COVID-19) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does expect some material impact on its long-term operation due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, operations, suppliers, industry, and workforce.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2020, there were no common stock equivalents outstanding.

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

NOTE 2 - GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at June 30, 2020, the Company has a working capital deficit of $110,772 and has reported an accumulated deficit of $129,127. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020 and 2019, the Company’s CEO paid $16,500 and $6,077, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $91,046 as of June 30, 2020. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 - EQUITY

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

Results of Operations

For the three-month periods ended June 30, 2020 and 2019, we had no revenue. Expenses for the three-month period ended June 30, 2020 totaled $14,547 resulting in a net loss of $14,547. The net loss for the three-month period ended June 30, 2020 is a result of general and administrative expense of $14,547, comprised of transfer agent expenses of $350; filing fees of $1,946; and professional fees of $12,251 comprised primarily of accounting fees.  Expenses for the comparative three-month period ended June 30, 2019 is a result of general and administrative expenses totaling $9,426 resulting in a net loss of $9,426 comprised of $300 transfer agent expenses; filing fees of $1,281; and professional fees of $7,845 comprised primarily of accounting fees. The increase in expenses between the three months ended June 30, 2020 and 2019 was primarily due to an increase in accounting fees, as a result of the timing of audit.

For the six-month periods ended June 30, 2020 and 2019, we had no revenue. Expenses for the six-month period ended June 30, 2020 totaled $14,971 resulting in a net loss of $14,971. The net loss for the six-month period ended June 30, 2020 is a result of general and administrative expense of $14,971, comprised of transfer agent expenses of $650;  filing fees of $1,946; and professional fees of $12,375 comprised primarily of accounting fees.  Expenses for the comparative six-month period ended June 30, 2019 is a result of general and administrative expenses totaling $14,326 resulting in a net loss of $14,326 comprised of $600 transfer agent expenses; filing fees of $1,281; and professional fees of $12,445 comprised primarily of accounting fees. The increase in expenses between the six months ended June 30, 2020 and 2019 was primarily due to an increase in filing fees.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, we have no other source for funding the Company at this time. We must raise cash to implement our strategy and stay in business.  If we are unable to raise additional funds, there is substantial doubt as to our ability to continue as a going concern.

As of June 30, 2020, we had $1,611 in cash as compared to $1,611 in cash at December 31, 2019. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of June 30, 2020, the Company’s sole officer and director, Ms. Suzanne Cope, has loaned the Company $91,046 and she has indicated she is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that she is willing to invest has not yet been determined and there is no contract or written agreement in place.

Since our inception of April 20, 2015, we have started pre-launch operations, beginning with the design of our first line of swimwear under the brand name DS-Series. We have also initiated the design of our web-site and have launched the preliminary website during the period.  We are still in the process of sourcing third-party manufacturers to produce our swimwear line.

4

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

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations as a result of material weaknesses disclosed in our annual report on Form 10-K filed with the SEC on April 14, 2020

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None

6

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deseo Swimwear Inc. (Registrant)

Date: August 14, 2020	By:	/s/ Suzanne Cope
Suzanne Cope
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

8