Form 10-Q
period 2020-09-30
Deseo Swimwear Inc.
filed 2020-11-16
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

As of November 16, 2020, there were 64,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

F-1

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of September 30, 2020 and December 31, 2019

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash	$1,611	$1,611

TOTAL ASSETS	$1,611	$1,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$23,910	$22,866
Due to related party	93,546	74,546
TOTAL LIABILITIES	117,456	97,412

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(134,200)	(114,156)

TOTALSTOCKHOLDERS’ DEFICIT	(115,845)	(95,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,611	$1,611

The accompanying notes are an integral part of these financial statements.

F-2

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2020 and 2019

(unaudited)

	Three months ended September 30, 2020	Three months ended, September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
OPERATING EXPENSES

General and administrative	$5,073	21,655	$20,044	$35,981

TOTAL OPERATING EXPENSES	(5,073)	(21,655)	(20,044)	(35,981)

NET LOSS	$(5,073)	(21,655)	$(20,044)	$(35,981)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

F-3

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine months Ended September 30, 2020 and 2019

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital (Deficiency)	Accumulated Deficit	Total

Balance, December 31, 2019	64,242,500	$64,242	$(45,887)	$(114,156)	$(95,801)

Net loss	-	-	-	(424)	(424)

Balance, March 31, 2020	64,242,500	$64,242	$(45,887)	$(114,580)	$(96,225)

Net loss	-	-	-	(14,547)	(14,547)

Balance, June 30, 2020	64,242,500	$64,242	$(45,887)	$(129,127)	$(110,772)

Net Loss	-	-	-	(5,073)	(5,073)

Balance, September 30, 2020	64,242,500	$64,242	$(45,887)	$(134,200)	$(115,845)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital (Deficiency)	Accumulated Deficit	Total

Balance, January 1, 2019	64,242,500	$64,242	$(45,887)	$(73,037)	$(54,682)

Net loss	-	-	-	(4,900)	(4,900)

Balance, March 31, 2019	64,242,500	$64,242	$(45,887)	$(77,937)	$(59,582)

Net loss	-	-	-	(9,426)	(9,426)

Balance, June 30, 2019	64,242,500	$64,242	$(45,887)	$(87,363)	$(69,008)

Net Loss	-	-	-	(21,655)	(21,655)

Balance, September 30, 2019	64,242,500	$64,242	$(45,887)	$(109,018)	$(90,663)

The accompanying notes are an integral part of these financial statements.

F-4

DESEO SWIMWEAR INC.

 STATEMENTS OF CASH FLOWS

For Nine months ended September 30, 2020 and 2019

(unaudited)

	Nine months ended September 30, 2020	Nine months ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,044)	$(35,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,044	26,901

NET CASH USED IN OPERATING ACTIVITIES	(19,000)	(9,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	19,000	8,310

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,000	8,310

NET CHANGE IN CASH	-	(770)

CASH, BEGINNING OF PERIOD	1,611	2,481

CASH, END OF PERIOD	$1,611	$1,711

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2019 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus (COVID-19) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect some material impact on its long-term operation due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, operations, suppliers, industry, and workforce.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2020, there were no common stock equivalents outstanding.

F-6

DESEO SWIMWEAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception.  As at September 30, 2020, the Company has a working capital deficit of $115,845 and has reported an accumulated deficit of $134,200.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020 and 2019, the Company’s CEO paid $19,000 and $8,310, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $93,546 as of September 30, 2020. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended September 30, 2020 and 2019, we had no revenue. Expenses for the three-month period ended September 30, 2020 totaled $5,073 resulting in a net loss of $5,073. The net loss for the three-month period ended September 30, 2020 is a result of general and administrative expense of $5,0733, comprised of transfer agent expenses of $200; filing fees of $873; and professional fees of $4,000 comprised primarily of accounting fees. Expenses for the comparative three-month period ended September 30, 2019 is a result of general and administrative expenses totaling $21,655 resulting in a net loss of $21,655 comprised of $300 transfer agent expenses; filing fees of $1,808; professional fees of $19,349 comprised primarily of accounting fees; and web-site expenses of $198.. The increase in expenses between the three months ended September 30, 2020 and 2019 was primarily due to an increase in accounting fees, as a result of the timing of audit.

For the nine-month periods ended September 30, 2020 and 2019, we had no revenue. Expenses for the nine-month period ended September 30, 2020 totaled $20,044 resulting in a net loss of $20,044. The net loss for the nine-month period ended September 30, 2020 is a result of general and administrative expense of $20,044, comprised of transfer agent expenses of $850; filing fees of $2,819; and professional fees of $16,375 comprised primarily of accounting fees. Expenses for the comparative nine-month period ended September 30, 2019 is a result of general and administrative expenses totaling $35,981 resulting in a net loss of $35,981 comprised of $900 transfer agent expenses; filing fees of $3,089; professional fees of $31,794 comprised primarily of accounting fees and web-site expenses of $198. The increase in expenses between the nine-months ended September 30, 2020 and 2019 was primarily due to an increase in filing fees.

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

As of September 30, 2020, we had $1,611 in cash as compared to $1,611 in cash at December 31, 2019. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of September 30, 2020, the Company’s sole officer and director, Ms. Suzanne Cope, has loaned the Company $93,546 and she has indicated she is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that she is willing to invest has not yet been determined and there is no contract or written agreement in place.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer (the "Certifying Officers") of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2020.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_____

*  Included in Exhibit 31.1

** Included in Exhibit 32.1

6

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deseo Swimwear Inc. (Registrant)

Date: November 16, 2020	By:	/s/ Suzanne Cope
Suzanne Cope
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

7