Form 10-Q
period 2021-06-30
Deseo Swimwear Inc.
filed 2021-08-23
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 23, 2021, there were 64,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

F-1

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of June 30, 2021 and December 31, 2020

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$-	$1,611

TOTAL ASSETS	$-	$1,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$25,213	$37,541
Due to related party	127,304	101,041
TOTAL LIABILITIES	152,517	138,582

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized, 64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(170,872)	(155,326)

TOTAL STOCKHOLDERS’ DEFICIT	(152,517)	(136,971)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$1,611

The accompanying notes are an integral part of these financial statements.

F-2

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Three and six months ended June 30, 2021 and 2020

(unaudited)

	Three months ended June 30, 2021	Three months ended, June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
OPERATING EXPENSES

General and administrative	$5,495	$14,547	$15,546	$14,971

TOTAL OPERATING EXPENSES	(5,495)	(14,547)	(15,546)	(14,971)

NET LOSS	$(5,495)	$(14,547)	$(15,546)	$(14,971)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

F-3

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and six months Ended June 30, 2021 and 2020

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	64,242,500	64,242	(45,887)	(155,326)	(136,971)

Net loss	-	-	-	(10,051)	(10,051)

Balance, March 31, 2021	64,242,500	$64,242	$(45,887)	$(165,377)	$(147,022)

Net loss	-	-	-	(5,495)	(5,495)

Balance, June 30, 2021	64,242,500	$64,242	$(45,887)	$(170,872)	$(152,517)

			Additional
	Common Stock		Paid-in
	Number of shares	Amount	Capital (Deficiency)	Accumulated Deficit	Total

Balance, December 31, 2019	64,242,500	64,242	(45,887)	(114,156)	(95,801)

Net loss	-	-	-	(424)	(424)

Balance, March 31, 2020	64,242,500	$64,242	$(45,887)	$(114,580)	$(96,225)

Net loss	-	-	-	(14,547)	(14,547)

Balance, June 30, 2020	64,242,500	$64,242	$(45,887)	$(129,127)	$(110,772)

The accompanying notes are an integral part of these financial statements.

F-4

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For Six months ended June 30, 2021 and 2020

(unaudited)

	Six months ended June 30, 2021	Six months ended June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,545)	$(14,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(12,329)	(1,529)

NET CASH USED IN OPERATING ACTIVITIES	(27,874)	(16,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	26,263	16,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,263	16,500

NET CHANGE IN CASH	(1,611)	-

CASH, BEGINNING OF PERIOD	1,611	1,611

CASH, END OF PERIOD	$-	$1,611

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2020 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2021, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at June 30, 2021, the Company has a working capital deficit of $152,517 and has reported an accumulated deficit of $170,872. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021 and 2020, the Company’s CEO paid $26,263 and $$16,500, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s CEO was $127,304 as of June 30, 2021. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

On March 13, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada increasing the authorized shares of common stock, par value $0.001, to 200,000,000.

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

Results of Operations

For the three-month periods ended June 30, 2021 and 2020, we had no revenue. Expenses for the three-month period ended June 30, 2021 totaled $5,495 resulting in a net loss of $5,495. The net loss for the three-month period ended June 30, 2021 is a result of general and administrative expense of $5,495, comprised of transfer agent expenses of $1,600; filing fees of $1,000; and professional fees of $2,895 comprised primarily of accounting.  Expenses for the comparative three-month period ended June 30, 2020 is a result of general and administrative expenses totaling $14,547 resulting in a net loss of $14,547 comprised of  $350 transfer  agent expenses; filing fees of $1,946; and professional fees of $12,251 comprised primarily of accounting fees. The decrease in expenses between decrease between June 30, 2021 and 2020 was primarily due to a decrease in professional fees, between the two comparative periods.

For the six-month periods ended June 30, 2021 and 2020, we had no revenue. Expenses for the six-month period ended June 30, 2020 totaled $15,546 resulting in a net loss of $15,546. The net loss for the six-month period ended June 30, 2021 is a result of general and administrative expense of $15,546, comprised of transfer agent expenses of $1,700;  filing fees of $1,180; and professional fees of $12,666 comprised primarily of accounting fees.  Expenses for the comparative six-month period ended June 30, 2020 is a result of general and administrative expenses totaling $14,971 resulting in a net loss of $14,971 comprised of $650 transfer agent expenses; filing fees of $1,946; and professional fees of $12,375 comprised primarily of accounting fees. The increase in expenses between the six months ended June 30, 2021 and 2020 was primarily due to an increase in transfer agent expenses.

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

As of June 30, 2021, we had $Nil in cash as compared to $1,611 in cash at December 31, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of June 30, 2021, the Company’s sole officer and director, Ms. Suzanne Cope, has loaned the Company $127,304 and she has indicated she is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that she is willing to invest has not yet been determined and there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Deseo Swimwear Inc.
(Registrant)

Date: August 23, 2021	By:	/s/ Suzanne Cope
Suzanne Cope
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

7