Form 10-Q
period 2021-09-30
Deseo Swimwear Inc.
filed 2021-11-22
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Commission File Number 333-210419

DESEO SWIMWEAR INC.
(Exact name of registrant as specified in its charter)

Nevada	47-3812711
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1001 Yamato Road, Suite 100A, Boca Raton, Florida 33496

(Address of principal executive offices)(Zip Code)

1-800-390-3013

(Registrant’s telephone number, including area code)

1653 Chatsworth Blvd., San Diego, California 92107

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	DSWR	N/A

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

As of November 22, 2021, there were 64,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

DESEO SWIMWEAR INC.

BALANCE SHEETS

As of September 30, 2021 and December 31, 2020

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$-	$1,611

TOTAL ASSETS	$-	$1,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$17,855	$37,541
Due to related party	137,468	101,041
TOTAL LIABILITIES	155,323	138,582

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(173,678)	(155,326)

TOTAL STOCKHOLDERS’ DEFICIT	(155,323)	(136,971)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$1,611

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2021 and 2020

(unaudited)

	Three Months Ended September 30, 2021	Three Months Ended, September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
OPERATING EXPENSES

General and administrative	$12,056	$5,073	$27,602	$20,044

TOTAL OPERATING EXPENSES	(12,056)	(5,073)	(27,602)	(20,044)

Other income	9,250	-	9,250	-

NET LOSS	$(2,806)	$(5,073)	$(18,352)	$(20,044)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine months Ended September 30, 2021 and 2020

(unaudited)

	Common Stock		Additional	Accumulated
	Number of shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2020	64,242,500	64,242	(45,887)	(155,326)	(136,971)

Net loss	-	-	-	(10,051)	(10,051)

Balance, March 31, 2021	64,242,500	64,242	(45,887)	(165,377)	(147,022)

Net loss	-	-	-	(5,495)	(5,495)

Balance, June 30, 2021	64,242,500	64,242	(45,887)	(170,872)	(152,517)

Net loss	-	-	-	(2,806)	(2,806)

Balance, September 30, 2021	64,242,500	$64,242	$(45,887)	$(173,678)	$(155,323)

	Common Stock		Additional Paid-in Capital	Accumulated
	Number of shares	Amount	(Deficiency)	Deficit	Total

Balance, December 31, 2019	64,242,500	$64,242	$(45,887)	$(114,156)	$(95,801)

Net loss	-	-	-	(424)	(424)

Balance, March 31, 2020	64,242,500	64,242	(45,887)	(114,580)	(96,225)

Net loss	-	-	-	(14,547)	(14,547)

Balance, June 30, 2020	64,242,500	64,242	(45,887)	(129,127)	(110,772)

Net Loss	-	-	-	(5,073)	(5,073)

Balance, September 30, 2020	64,242,500	$64,242	$(45,887)	$(134,200)	$(115,845)

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For Nine months ended September 30, 2021 and 2020

(unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,352)	$(20,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of accounts payable	(9,250)	-
Changes in operating assets and liabilities:
Accounts payable	(10,436)	1,044

NET CASH USED IN OPERATING ACTIVITIES	(38,038)	(19,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net	36,427	19,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,427	19,000

NET CHANGE IN CASH	(1,611)	-

CASH, BEGINNING OF PERIOD	1,611	1,611

CASH, END OF PERIOD	$-	$1,611

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

As of September 16, 2021, Suzanne Cope resigned as the Corporations director, President; concurrent with Suzanne Cope’s resignation as director, President, Secretary and Treasurer. Concurrent with Ms. Cope’s resignation, the Corporation appointed Michael Rosen, as President, Secretary and Treasurer and as a member of the Board of Directors of the Corporation.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2020 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect some material impact on its long-term operation due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, operations, suppliers, industry, and workforce.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2021, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at September 30, 2021, the Company has a working capital deficit of $155,323 and has reported an accumulated deficit of $173,678. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. On September 27, 2021, a vendor of the Company forgave all outstanding accounts payable to the Company totaling $9,250. The Company recognized $9,250 of gain on forgiveness of accounts payable in other income on the statement of operations during the current period. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern  for the twelve months following the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 and 2020, the Company’s former CEO paid $26,263 and $19,000, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s former CEO was $127,304 as of September 30, 2021. The Company’s current CEO paid $10,164 of expenses on behalf of the Company the total amount owing to the Company’s current CEO is $10,164 as of September 30, 2021. The balances due are unsecured and non-interest-bearing with no set terms of repayment.

On September 30, 2021 the former CEO sold/assigned their shareholder loan of $127,304 to a separate shareholder of the Company. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

The Company has 1,000,000 preferred shares authorized with a par value of $0.001. The Company has 200,000,000 common shares authorized with a par value of $0.001 per share.

DESEO SWIMWEAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

On October 23, 2021, a Special Meeting of the Shareholders of the Company and the Board of Directors approved an Amendment to its Articles of Incorporation to authorize 1,000,000 shares of preferred stock, par value $0.001 per share. No shares have been issued to date.

Preferred Shares

-Designation. The designation of said series of preferred stock shall be Series A Super Voting Preferred Stock, $0.001 par value per share (the “Series A Super Voting Preferred Stock”);

-Number of Shares. The number of shares of Series A Super Voting Preferred Stock authorized shall be ten thousand (10,000) shares. Each share of Series A Super Voting Preferred Stock shall have a stated value equal to $0.001 (as may be adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Series A Stated Value”);

-Dividends. Initially, there will be no dividends due or payable on the Series A Super Voting Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

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

Results of Operations

For the three-month periods ended September 30, 2021 and 2020, we had no revenue. Expenses for the three-month period ended September 30, 2021 totaled $12,056 and other income of $9,250, resulting in a net loss of $2,806. The net loss for the three-month period ended September 30, 2021 is a result of general and administrative expense of $12,056, comprised of transfer agent expenses of $2,240; filing fees of $646; and professional fees of $9,170, comprised primarily of accounting and consulting fees, which offset with other income of $9,250 related to a gain on forgiveness of accounts payable. Expenses for the comparative three-month period ended September 30, 2020 is a result of general and administrative expenses totaling $5,073 resulting in a net loss of $5,073 comprised of $200 transfer agent expenses; filing fees of $873; professional fees of $4,000 comprised primarily of accounting fees. The increase in expenses between the three months ended September 30, 2021 and 2020 was primarily due to an increase in accounting and consulting fees.

For the nine-month periods ended September 30, 2021 and 2020, we had no revenue. Expenses for the nine-month period ended September 30, 2021 totaled $27,602 and other income of $9,250, resulting in a net loss of $18,352. The net loss for the nine-month period ended September 30, 2021 is a result of general and administrative expense of $27,602, comprised of transfer agent expenses of $3,940; filing fees of $1,825; and professional fees of $21,837, comprised primarily of accounting fees, which offset with other income of $9,250 related to a gain on forgiveness of accounts payable. Expenses for the comparative nine-month period ended September 30, 2020 is a result of general and administrative expenses totaling $20,044 resulting in a net loss of $20,044 comprised of $850 transfer agent expenses; filing fees of $2,819; professional fees of $16,375 comprised primarily of accounting fees The increase in expenses between the nine-months ended September 30, 2021 and 2020 was primarily due to an increase in accounting and consulting fees.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our former and current Officer and Director, we have no other source for funding the Company at this time. We must raise cash to implement our strategy and stay in business.

Cash flow for the period included related party net advances of $10,164 by the new CEO and $26,263 by the previous CEO of the Company. A decrease of $10,436 in accounts payable for the period. On September 27, 2021, a vendor of the Company forgave all outstanding accounts payable to the Company totaling $9,250. The Company recognized $9,250 of gain on forgiveness of accounts payable in other income on the statement of operations during the current period.

As of September 30, 2021, we had $nil in cash as compared to $1,611 in cash at December 31, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of September 30, 2021, the Company’s new sole officer and director, Mr. Michael Rosen, has loaned the Company $10,164 and he has indicated he is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined and there is no contract or written agreement in place. On September 30, 2021 the former CEO sold/assigned their shareholder loan of $127,304 to a separate shareholder of the Company. The balance due is unsecured and non-interest-bearing with no set terms of repayment. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations as a result of material weaknesses disclosed in our annual report on Form 10-K filed with the SEC on April 14, 2021.

Changes in Internal Control Over Financial Reporting

There was a change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2021, Company management changed from Suzanne Cope to Michael Rosen (refer to Item 5). The change in management has not materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Except for the change in management control described above, there were no other changes in our controls over financial report.

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

As of September 16, 2021, Suzanne Cope resigned as the Corporations director, President; concurrent with Suzanne Cope’s resignation as director, President, Secretary and Treasurer. Concurrent with Ms. Cope’s resignation, the Corporation has appointed Michael Rosen, as President, Secretary and Treasurer and as a member of the Board of Directors of the Corporation.

On October 23, 2021, a Special Meeting of the Shareholders of the Company and the Board of Directors approved an Amendment to our Articles of Incorporation to authorize 1,000,000 shares of preferred stock, par value $0.001 per share. No shares have been issued to date.

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

Deseo Swimwear Inc. (Registrant)

Date: November 22, 2021	By:	/s/ Michael Rosen
Michael Rosen President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

7