Form 10-K
period 2021-12-31
Deseo Swimwear Inc.
filed 2022-04-11
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2021
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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Emerging growth company	☐
		Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of April 11, 2022 the Company has 64,242,500 shares of common stock issued and outstanding.

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

Product

Our Deseo Swimwear-branded planned portfolio  of DS-Series1, DS-Series2 and DS-Series3 swimwear are designed for the highest levels of performance, styling, and enjoyment for both recreation and beachwear use. The DS-Series1 and DS-Series2 are geared towards the consumer seeking the most premium swimwear experience that we expect to offer, and generally command a price premium over our competitor’s swimwear at retail prices ranging from approximately $100 to $200. The DS-Series3 brand is planned to be an entry-level consumer with expected retail pricing from approximately $20 to $75. Our initial product lines will be for women as they account for approximately 70% of the swimwear market.

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

Recent Developments

Capital Stock

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

Preferred Shares

Designation. The designation of said series of preferred stock shall be Series A Super Voting Preferred Stock, $0.001 par value per share (the “Series A Super Voting Preferred Stock”);

Number of Shares. The number of shares of Series A Super Voting Preferred Stock authorized shall be ten thousand (10,000) shares. Each share of Series A Super Voting Preferred Stock shall have a stated value equal to $0.001 (as may be adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Series A Stated Value”);

Dividends. Initially, there will be no dividends due or payable on the Series A Super Voting Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

On March 13, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada increasing the authorized shares of common stock, par value $0.001, to 200,000,000.

Industry Analysis/Competition

Market/Competition Analysis

During 2021, retail sales of new swimwear globally totaled $18.5 billion according to the NPD Group. Of the categories defined and tracked by the NPD Group, we believe our addressable market includes swimwear categories including Women’s Swimwear, Men’s Swimwear, Girls’ Swimwear and Boys’ Swimwear. For 2020, the market share of retails sails of new Women, Men, Girls and Boys Swimwear in the U.S. were 70%, 17%, 10% and 4% respectively. As a result, we believe the total annual addressable market for our proposed products in the U.S. alone in greater than $4 billion.

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

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our proposed products.

Employees

As of December 31, 2021, other than its President, Mr. Michael Rosen, the Company has no other employees.

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

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company. Our address for service of process is 1001 Yamato Road, Suite 100A, Boca Raton, Florida 33496..

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended December 31, 2021 and December 31, 2020.

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

Plan of Operations

For the next 12 to 18 months, all of our operations will be performed by our sole officer and director, Michael Rosen.  During that period will out-source third party contractors to design our website, manufacturer our sample line of swimwear, and engage a manufacturer representative(s) to market our line to retail boutiques and on-line stores. The manufacturer representatives will be independent contractors compensated solely in the form of commissions, calculated as a percentage revenue generated from sales our proposed line of swimwear. We will also intend to have a strong presence on social media, such as Facebook and Instagram.

Going Concern

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. The “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended December 31, 2021 compared to Year Ended December 31, 2020

We did not earn any revenues for the year ended December 31, 2021 and December 31, 2020.

Expenses for the year ended December 31, 2021  consisting primarily of office and general expenses totaled  $36,444 and less other income of $9,250 from forgiveness of accounts payable resulting in a net loss of $27,194. The 2021 expenses were comprised of $30,106 in professional fees; filing fees of $2,398;  and transfer agent expenses of $3,940; less other income of $9,250 from forgiveness of accounts payable. Expenses for the Year ended December 31, 2020  consisting primarily of office and general expenses of $41,180, resulting in a net loss of $41,180. The 2020 expenses were comprised of $35,881 in professional fees; filing fees of $4,149; transfer agent fees of $1,150; The decrease in office and general expenses from fiscal 2021 to fiscal 2020 was primarily due to an increase in other income to professional fees.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months following the filing of this annual report, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2021, we had $nil of cash compared to $1,611 of cash as of December 31, 2020. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $182,531. As at December 31, 2021, the Company has working capital deficit of $164,176.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for the fiscal year ended December 31, 2021 and December 31, 2020, begins on page F-1 of this Annual Report on Form 10-K.

DESEO SWIMWEAR INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Deseo Swimwear, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Deseo Swimwear, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit of $164,176 and has reported an accumulated deficit of $182,531. The Company had a net loss of $27,194 and had net cash used in operating activities of $40,434, for the year ended December 31, 2021. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2022.

Margate, Florida April 11, 2022

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

DESEO SWIMWEAR INC.

 BALANCE SHEETS

As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$-	$1,611

TOTAL ASSETS	$-	$1,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$24,312	$37,552
Due to related party	139,864	101,041
TOTAL LIABILITIES	164,176	138,593

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(182,531)	(155,337)

TOTAL STOCKHOLDERS’ DEFICIT	(164,176)	(136,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$1,611

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Years ended December 31, 2021 and 2020

	Year ended December 31, 2021	Year ended, December 31, 2020

OPERATING EXPENSES

General and administrative	$36,444	$41,180

TOTAL OPERATING EXPENSES	(36,444)	(41,180)

Forgiveness of accounts payable	9,250	-

NET LOSS	$(27,194)	$(41,180)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2021 and 2020

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital (deficiency)	Accumulated Deficit	Total

Balance, December 31, 2019	64,242,500	64,242	(45,887)	(114,157)	(95,802)

Net loss	-	-	-	(41,180)	(41,180)

Balance, December 31, 2020	64,242,500	64,242	(45,887)	(155,337)	(136,982)

Net loss		-	-	(27,194)	(27,194)

Balance, December 31, 2021	64,242,500	$64,242	$(45,887)	$(182,531)	$(164,176)

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For Years ended December 31, 2021 and 2020

	Year ended December 31, 2021	Year ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,194)	$(41,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of accounts payable	(9,250)
Changes in operating assets and liabilities:
Accounts payable	(3,990)	14,685

NET CASH USED IN OPERATING ACTIVITIES	(40,434)	(26,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	38,823	26,495

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,823	26,495

NET CHANGE IN CASH	(1,611)	-

CASH, BEGINNING OF PERIOD	1,611	1,611

CASH, END OF PERIOD	$-	$1,611

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Earnings (Loss) per Common Share

The basic loss per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted (loss) per share are the same as basic (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2021 and 2020, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at December 31, 2021, the Company has a working capital deficit of $164,176 and has reported an accumulated deficit of $182,531. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. On December 31, 2021, ONE vendors of the Company forgave outstanding accounts payable to the Company totaling $9,250. The Company recognized $9,250 of gain on forgiveness of accounts payable in other income on the statement of operations during the current period. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021 and 2020, the Company’s former CEO paid $26,263 and $19,000, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s former CEO was $127,304 as of December 31, 2021. The Company’s current CEO paid $12,560 of expenses on behalf of the Company the total amount owing to the Company’s current CEO is owed $12,560 as of December 31, 2021. The balances due are unsecured and non-interest-bearing with no set terms of repayment.

During the period ending December 31, 2021 the former CEO sold/assigned their shareholder loan of $127,304 to a separate shareholder of the Company. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

Preferred Shares

Designation. The designation of said series of preferred stock shall be Series A Super Voting Preferred Stock, $0.001 par value per share (the “Series A Super Voting Preferred Stock”);

Number of Shares. The number of shares of Series A Super Voting Preferred Stock authorized shall be ten thousand (10,000) shares. Each share of Series A Super Voting Preferred Stock shall have a stated value equal to $0.001 (as may be adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Series A Stated Value”); Dividends. Initially, there will be no dividends due or payable on the Series A Super Voting Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

NOTE 4 – EQUITY (continued)

On March 13, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada increasing the authorized shares of common stock, par value $0.001, to 200,000,000.

NOTE 5 – INCOME TAXES

The significant components of deferred income tax assets at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020

Net operating loss carry-forward	$38,439	$32,618
Less: valuation allowance	(38,329)	(32,618)

Net deferred income tax asset	$-	$-

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

As of December 31, 2021, and 2020, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2021 and December 31, 2020 and no interest or penalties have been accrued as of December 31, 2021 and 2020. As of December 31, 2021, and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Net loss before income taxes per financial statements	$(27,194)	(41,170)
Income tax rate	21%	21%
Income tax benefit at statutory rate	(5,711)	(8,646)
Valuation allowance	5,711	8,646

Provision for income taxes	$-	-

The Company has not filed its federal and state tax returns for the years ended December 31, 2021, The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2021, the Company had approximately $172,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carry-forward arising in taxable years beginning before December 31, 2017 will begin to expire in the year 2035. For losses arising in taxable years beginning after December 31, 2017, the net operating loss carryforward has an indefinite life. However, the utilization of the net operating loss carryforward is limited to 80% of taxable income.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  As of December 31, 2021, our controls  over our financial reporting were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Principal Executive Officer in connection with the audit of our financial statements as of December 31, 2021 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Michael Rosen	54	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

As of September 16, 2021, Suzanne Cope resigned as the Corporations director, President, concurrent with Suzanne Cope’s resignation as director, President, Secretary and Treasurer. Concurrent with Ms. Cope’s resignation, the Corporation has made the following appointments; Michael Rosen, was been appointed President, Secretary and Treasurer and as a member of the Board of Directors of the Corporation. Ms. Cope has held his offices/positions since inception of our company.

Business Experience

Mr. Michael Rosen

Michael Rosen co-founded Acute Management Group in 2012 and has since served as president and head of B2B Sales & Marketing.

Mr. Rosen began his healthcare career with Ambient Healthcare in 2001. He served as Vice-President and shareholder and grew Ambient Healthcare from one location to 24 locations and increased Ambient Healthcare employees from a 12 to over 700. Ambient Healthcare was successfully sold to a private equity fund in 2015.

In 2016 Mr. Rosen cofounded Safeway Distributors. He served as Vice President and head of distribution. Safeway Distributors was successfully sold in 2020.

Mr. Rosen was born in Providence, Rhode Island and studied at the University of Rhode Island.

Director Independence

Our board of directors is currently composed of one member, Michael Rosen, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Rosen or other business interests and his involvement with Deseo Swimwear Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Deseo Swimwear Inc. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through December 31, 2021.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Rosen	2021	-	-	-	-	-	0
Present, Chief Executive Officer, Secretary, Treasurer	2021	-	-	-	-	-	0
Suzanne Cope	2021	-	-	-	-	-	0
Former President, Chief Executive Officer, Secretary, Treasurer	2020	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2021 and 2020. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended December 31, 2021 and 2020 for Deseo Swimwear Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through December 31, 2021.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Rosen	0	0	0	0	0	0	0
Suzanne Cope (former director)	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2021 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Michael Rosen	38,500,000	59.93%
President, Chief Executive Officer, Secretary, Treasure, Chief Financial Officer and Chairman of the Board of Directors; 1001 Yamato Road, Suite 100A, Boca Raton, Florida, 33496

All officers and directors as a group	38,500,000	59.93%

(1) Based on 64,242,500 shares of common stock issued and outstanding as of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our president and sole director provides’ office space at no charge to the Company in Boca Raton, Florida  Our registered agent’s business office in the United States is located at: 1001 Yamato Road, Suite 100A, Boca Raton, Florida, 33496. . Our telephone number is: (800) 390-3013.

During the year ended December 31, 2021 and 2020, the Company’s former CEO paid $26,263 and $19,000, respectively, of expenses on behalf of the Company. The total amount owing to the Company’s former CEO was $127,304 as of December 31, 2021. The Company’s current CEO paid $12,560 of expenses on behalf of the Company the total amount owing to the Company’s current CEO is owed $12,560 as of December 31, 2021. The balances due are unsecured and non-interest-bearing with no set terms of repayment.

During period ended December 31, 2021 the former CEO sold/assigned their shareholder loan of $127,304 to a separate shareholder of the Company. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended December 31, 2021, audit fees were $19,786. For the year ended December 31, 2020, audit fees were $29,621.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2021 and 2020 were pre-approved by our Board.

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

Deseo Swimwear Inc.

Dated: April 11, 2022	By:	/s/ Michael Rosen
Michael Rosen President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Michael Rosen	April 11, 2022
Michael Rosen President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

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

