Form 10-Q
period 2022-03-31
Deseo Swimwear Inc.
filed 2022-05-09
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 64,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

DESEO SWIMWEAR INC.

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$38,022	$24,312
Due to related party	147,510	139,864
TOTAL LIABILITIES	185,532	164,176

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized
None issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(203,887)	(182,531)

TOTAL STOCKHOLDERS’ DEFICIT	(185,532)	(164,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Three months ended March 31, 2022 and 2021

(unaudited)

	Three months ended March 31, 2022	Three months ended, March 31, 2021

General and administrative	$21,356	$10,051

TOTAL OPERATING EXPENSES	(21,356)	(10,051)

NET LOSS	$(21,356)	$(10,051)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three months Ended March 31, 2022 and 2021

(unaudited)

	Common Stock		Paid-in	Additional Accumulated
	Number of shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	64,242,500	64,242	(45,887)	(155,326)	(136,971)

Net loss	-	-	-	(10,051)	(10,051)

Balance, March 31, 2021	64,242,500	$64,242	$(45,887)	$(165,377)	$(147,022)

Balance, December 31, 2021	64,242,500	64,242	(45,887)	(182,531)	(164,176)

Net loss	-	-	-	(21,356)	(21,356)

Balance, March 31, 2022	64,242,500	$64,242	$(45,887)	$(203,887)	$(185,532)

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

 STATEMENTS OF CASH FLOWS

For Three months ended March 31, 2022 and 2021

(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,356)	$(10,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	13,710	(7,423)

NET CASH USED IN OPERATING ACTIVITIES	(7,646)	(17,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	7,646	17,474

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,646	17,474

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	1,611

CASH, END OF PERIOD	$-	$1,611

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2022

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2021 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2022, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying mounts of existing assets and liabilities and their respective tax balances and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Recent Accounting Standards

The Company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued for disclosure purposes.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at March 31, 2022, the Company has a working capital deficit of $185,532 and has reported an accumulated deficit of $203,887. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months from the issue date of these financials. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, a Company shareholder paid $7,646 of expenses on behalf of the Company. During period ended March 31, 2021, the Company’s former CEO paid $15,200 of expenses on behalf of the Company. The total amount owing to the Company’s current CEO and to a Company shareholder as of March 31, 2022 was $147,510 and $134,950 respectively. The balances due are unsecured and non-interest-bearing with no set terms of repayment.

During the period ending December 31, 2021 the former CEO sold/assigned their shareholder loan of $127,304 to a separate shareholder of the Company. The balance due is unsecured and non-interest bearing with no set terms of repayment.

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

Preferred Shares

Designation. The designation of preferred stock shall be Series A Super Voting Preferred Stock, $0.001 par value per share (the “Series A Super Voting Preferred Stock”);

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

Results of Operations

For the three-month periods ended March 31, 2022 and 2021, we had no revenue. Expenses for the three-month period ended

March 31, 2022 totaled $21,356 resulting in a net loss of $21,356. The net loss for the three-month period ended March 31, 2022 is a result of general and administrative expense of $21,356, comprised of filing fees of $146; and professional fees of $21,210 comprised primarily of accounting and legal fees. Expenses for the comparative three-month period ended March 31, 2021 is a result of general and administrative expenses totaling $10,051 resulting in a net loss of $10,051 comprised of $100 transfer agent expenses; filing fees of $179 and professional fees of $9,772 comprised primarily of accounting fees. The increase in expenses between March 31, 2022 and 2021 was primarily due to an increase in professional fees, between the two comparative periods.

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

As of March 31, 2022, we had $nil in cash as compared to $nil in cash at December 31, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of March 31, 2022, the Company’s sole officer and director, Mr. Michael Rosen, has loaned the Company $12,560 and a shareholder of the Company has loaned the Company $134,950. Both parties have indicated they are willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that they are willing to invest has not yet been determined and there is no contract or written agreement in place.

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

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations as a result of material weaknesses disclosed in our annual report on Form 10-K filed with the SEC on April 11, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Deseo Swimwear Inc. (Registrant)

Date: May 9, 2022	By:	/s/ Michael Rosen
Michael Rosen President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

7