Form 10-Q
period 2022-06-30
Deseo Swimwear Inc.
filed 2022-08-09
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, there were 64,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

DESEO SWIMWEAR INC.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$32,034	$24,312
Due to related party	165,083	139,864
TOTAL LIABILITIES	197,117	164,176

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized
None issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(215,472)	(182,531)

TOTAL STOCKHOLDERS’ DEFICIT	(197,117)	(164,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Three and six months ended June 30, 2022 and 2021

(unaudited)

	Three months ended June 30, 2022	Three months ended, June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
OPERATING EXPENSES

General and administrative	$11,585	$5,495	$32,941	$15,546

TOTAL OPERATING EXPENSES	(11,585)	(5,495)	(32,941)	(15,546)

NET LOSS	$(11,585)	$(5,495)	$(32,941)	$(15,546)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500	64,242,500	64,242,500

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and six months Ended June 30, 2022 and 2021

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	64,242,500	$64,242	$(45,887)	$(182,531)	$(164,176)

Net loss	-	-	-	(21,356)	(21,356)

Balance, March 31, 2022	64,242,500	$64,242	$(45,887)	$(203,887)	$(185,532)

Net loss				(11,585)	(11,585)

Balance, June 30, 2022	64,242,500	$64,242	$(45,887)	$(215,472)	$(197,117)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	64,242,500	64,242	(45,887)	(155,326)	(136,971)

Net loss	-	-	-	(10,051)	(10,051)

Balance, March 31, 2021	64,242,500	$64,242	$(45,887)	$(165,377)	$(147,022)

Net loss	-	-	-	(5,495)	(5,495)

Balance, June 30, 2021	64,242,500	$64,242	$(45,887)	$(170,872)	$(152,517)

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

 STATEMENTS OF CASH FLOWS

For Three and six months ended June 30, 2022 and 2021

(unaudited)

	Six months ended June 30, 2022	Six months ended June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,941)	$(15,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	7,722	(12,329)

NET CASH USED IN OPERATING ACTIVITIES	(25,219)	(27,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	25,219	26,263

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,219	26,263

NET CHANGE IN CASH	-	(1,611)

CASH, BEGINNING OF PERIOD	-	1,611

CASH, END OF PERIOD	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2021 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2022, there were no common stock equivalents outstanding.

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

Subsequent Events

On July 15, 2022, Deseo entered into a contribution agreement (the “Contribution Agreement”) with Cody Development Corp,, a Louisiana corporation (“Cody”) and its sole shareholder Steven Ricks.  Under the terms of the Contribution Agreement, subject to the satisfaction of the conditions to closing set forth therein, Mr. Ricks agreed to contribute to Deseo 100% of the capital stock of Cody to Deseo.  Based in Louisiana, Cody is engaged in the construction business and is a subcontractor on a number of significant private and government construction projects.

In a related development, Ricks Investment entered into a stock purchase agreement, dated as of 15, 2022, with Michael Rosen, the principal stockholder and chief executive officer of Deseo (the “Rosen Purchase Agreement”).  Under the terms of the Rosen Purchase Agreement, and subject to the satisfaction of the conditions to closing set forth therein, Mr. Rosen agreed to sell to Rick Investment agreed, all 38,500,000 shares of Deseo common stock owned by Mr. Rosen for a total purchase price of $202,493 payable in the form of a twelve (12) month $202,493 installment note issued by Ricks Investment (the “Note”).  No payments will be required for the first 30 days after closing and then the Note is payable in installments of $20,000 per month, commencing September 30, 2022, for 10 months and $2,493 as a final payment at the end of the 12th month following the closing.  The Note is secured by a pledge of the 38,500,000 shares and as monthly installment payments are made on the Note, a pro-rata percentage of the shares are subject to release from the pledge.

Deseo is currently indebted to Jon Darmstadter (“Darmstadter”) for loans made in the amount of $127,304. On June 23, 2022, Ricks Investments paid $75,000 on behalf of Deseo in partial payment of the debt and agreed to pay the $52,304 balance on the closing of the transactions with Cody and its affiliate.

At closing of the above transactions, Deseo (to be renamed Cody Development Holdings, Inc.) will enter into a consulting agreement with Darmstadter, effective as of September 1, 2022, under which the consultant shall serve as a business development advisor and report to Mr. Ricks, as the new Chief Executive Officer. The agreement expires August 31, 2025; provided, that if (a) the consolidated net revenues of Deseo over the three-year term of the agreement equals or exceeds $15,000,000, and (b) the consolidated net revenues in the third anniversary year of the term ending August 31, 2025 equal or exceed consolidated net revenues in the second anniversary year of the Term ending August 31, 2024, the term of the agreement shall be extended to August 31, 2026; and provided further if consolidated net revenues in the anniversary year ending August 31, 2026 equal or exceed $15,000,000, then and in such event the term of this Agreement shall be extended to as late as August 31, 2027. In consideration for his services, Mr. Darmstadter shall receive an annual consulting fee equal to 2% of the consolidated net revenues of Deseo and its Cody subsidiary. Payable in cash on a monthly basis; provided that if mutually agreed upon such consulting fee may be paid in shares of Deseo common stock, valued at 100% of the closing price as traded on any national securities exchange or trading market at the time of issuance.

Closing of the transaction contemplated by the above agreements are subject to a number of conditions, including completion of the audited financial statements of Cody for the two years ended December 31, 2021 and unaudited interim financial statements for the two years six month periods ended June 30, 2022, as well as the preparation and filing with the SEC of a “jumbo” Form 8-K containing a full description of the business and management of Deseo and Cody and a description of the new board of directors of Deseo and its Cody subsidiary.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception.  As at June 30, 2022, the Company has a working capital deficit of $197,117 and has reported an accumulated deficit of $215,472.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months from the issue date of these financials.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022, a Company shareholder paid $25,219 of expenses on behalf of the Company.. The total amount owing to the Company’s current CEO  and to a Company shareholder as of June 30, 2022 was $12,560 and $152,523 respectively. The balances due are unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended June 30, 2022 and 2021, we had no revenue. Expenses for the three-month period ended June 30, 2022 totaled $11,585 resulting in a net loss of $11,585. The net loss for the three-month period ended June 30, 2022 is a result of general and administrative expense of $11,585, comprised of filing fees of $1,000; and professional fees of $10,585 comprised primarily of accounting and consulting fees.  Expenses for the comparative three-month period ended June 30, 2021 is a result of general and administrative expenses totaling $5,494 resulting in a net loss of $5,494 comprised of  $1,600 transfer agent expenses; filing fees of $1,000 and professional fees of $2,894 comprised primarily of accounting fees. The increase in expenses between June 30, 2022 and 2021 was primarily due to an increase in professional fees, between the two comparative periods.

For the six-month periods ended June 30, 2022 and 2021, we had no revenue. Expenses for the six-month period ended June 30, 2022 totaled $32,941 resulting in a net loss of $32,941. The net loss for the six-month period ended June 30, 2022 is a result of general and administrative expense of $32,941, comprised of filing fees of $1,146; and professional fees of $31,795 comprised primarily of accounting and consulting fees.  Expenses for the comparative six-month period ended June 30, 2021 is a result of general and administrative expenses totaling $15,545 resulting in a net loss of $15,545 comprised of  $1,700 transfer agent expenses; filing fees of $1,179 and professional fees of $12,666 comprised primarily of accounting fees and consulting fees. The increase in expenses between June 30, 2022 and 2021 was primarily due to an increase in professional fees, between the two comparative periods.

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

As of June 30, 2022, we had $nil in cash as compared to $nil in cash at December 31, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of June 30, 2022, the Company’s sole officer and director, Mr. Michael Rosen, has loaned the Company $12,560 and a shareholder of the Company has loaned the Company $152,523.  Both parties have indicated they are willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that they are willing to invest has not yet been determined and there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None

5

Item 6. Exhibits.

10.1	Stock Purchase Agreement

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

6

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deseo Swimwear Inc.
(Registrant)

Date: August 9, 2022	By	:/s/ Michael Rosen
Michael Rosen
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

7