Form 10-K
period 2022-12-31
Deseo Swimwear Inc.
filed 2023-04-27
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to __________

Commission File No. 333-210419

DESEO SWIMWEAR INC.
(Exact name of registrant as specified in its charter)

Nevada	47-3812711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Rhode Island NW, 2nd Floor, Washington, DC 20036

(Address of principal executive offices, Zip Code)

(202) 999-6598

(Registrant’s telephone number, including area code)

1001 Yamato Road, Suite 100A, Boca Raton, Florida 33496

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

As of April 17, 2023 the Company has 64,242,500 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

Deseo Swimwear Inc. (“Deseo” or the “Company”) was incorporated in the State of Nevada on April 20, 2015. We are a designer, manufacturer and marketer of Dominican Republic inspired swimwear. Our swimwear will be used on the beach, as well as in general recreational settings. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. Accordingly, the Company intends to implement a different business plan.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Subsequent to the year end on March 24, 2023, the Company entered into an IP Asset Contribution Agreement (“IP Contribution Agreement”) with Blue Circle Enterprises B.V., a private limited liability company (the “Contributor”), to effect the acquisition of certain of the Contributor’s intellectual property assets, including patents pending, patents in preparation, proprietary technology, development plans, and contractual rights (the “Acquired Technology”).

Termination of Material Contract

Subsequent to the year end February 17, 2023, Deseo and its affiliates entered into a series of agreements with Cody Development Corp,, a Louisiana corporation (“Cody”) and its sole shareholder Steven Ricks, pursuant to which Mr. Ricks contemplated the contribution to Deseo 100% of the capital stock of Cody to the Company.  The agreements between the Company and Cody and Mr. Ricks were terminated and waived as of February 17, 2023, and the parties agreed to a mutual release of all claims related thereto.

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

Subsequent to the year end on February 17, 2023, the previous sole officer of the Company, Michael Rosen, resigned his positions with the Company.  Upon his resignations, John Ioannis Neocleous was appointed as Chief Executive Officer, Chairman of the Board and Treasurer and Secretary and Director of the Company.

Subsequent to the year end on March 24, 2023, The Company entered into an IP Asset Contribution Agreement (“IP Contribution Agreement”) with Blue Circle Enterprises B.V., a private limited liability company (the “Contributor”), to effect the acquisition of certain of the Contributor’s intellectual property assets, including patents pending, patents in preparation, proprietary technology, development plans, and contractual rights (the “Acquired Technology”).

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

Subsequent to the year end, on March 23, 2023 the Company obtained written consent by the holder of the majority of the voting power of the Company's capital stock approving the filing of a Certificate of Amendment to its Amended Articles of Incorporation with the Secretary of State of the State of Nevada to increase the authorized shares of common stock from 200,000,000 to 500,000,000.

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our proposed products.

Employees

As of December 31, 2022, other than its President, Mr. Michael Rosen, the Company has no other employees. Subsequent to the yearend on February 17, 2023, Mr. Michael Rosen resigned all his positions and with the Company.  Upon his resignations, John Ioannis Neocleous was appointed as Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, and Director of the Company.

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

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company. Our address for service of process is 1710 Rhode Island Avenue NW, 2nd floor, Washington DC, 20036.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended December 31, 2022 and December 31, 2021.

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

Plan of Operations

Termination of Material Contract

Subsequent to the year end February 17, 2023, Deseo and its affiliates entered into a series of agreements with Cody Development Corp,, a Louisiana corporation (“Cody”) and its sole shareholder Steven Ricks, pursuant to which Mr. Ricks contemplated the contribution to Deseo 100% of the capital stock of Cody to the Company.  The agreements between the Company and Cody and Mr. Ricks were terminated and waived as of February 17, 2023, and the parties agreed to a mutual release of all claims related thereto.

Change of Control

Subsequent to the year end on February 17, 2023, the previous sole officer of the Company, Michael Rosen, resigned his positions with the Company.  Upon his resignations, John Ioannis Neocleous was appointed as Chief Executive Officer, Chairman of the Board and Treasurer and Secretary and Director of the Company.

Entry into a Material Definitive Agreement

Subsequent to the year end on March 24, 2023, The Company entered into an IP Asset Contribution Agreement (“IP Contribution Agreement”) with Blue Circle Enterprises B.V., a private limited liability company (the “Contributor”), to effect the acquisition of certain of the Contributor’s intellectual property assets, including patents pending, patents in preparation, proprietary technology, development plans, and contractual rights (the “Acquired Technology”).

Going Concern

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. The “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended December 31, 2022 compared to Year Ended December 31, 2021

We did not earn any revenues for the year ended December 31, 2022 and December 31, 2021.

Expenses for the year ended December 31, 2022 consisting primarily of office and general expense of $48,450 for a net loss of $48,450.  The 2022 expenses were comprised of professional fees of $46,235 and filing fees of $2,215. Compared to expenses for the year ended December 31, 2021, consisting primarily of office and general expenses total $36,444 and less other income of $9,250 from forgiveness of accounts payable resulting in a net loss of $27,194. The 2021 expenses were comprised of $30,106 in professional fees; filing fees of $2,398; and transfer agent expenses of $3,940; less other income of $9,250 from forgiveness of accounts payable. The increase in expenses from fiscal 2022 to fiscal 2021 was primarily due to an increase in professional fees due to the potential acquisition.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months following the filing of this annual report, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2022, we had $nil of cash compared to $nil of cash as of December 31, 2021. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $230,981. As at December 31, 2022, the Company has working capital deficit of $212,626.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for the fiscal year ended December 31, 2022 and December 31, 2021, begins on page F-1 of this Annual Report on Form 10-K.

DESEO SWIMWEAR INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Deseo Swimwear, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Deseo Swimwear, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit of $212,626 and has reported an accumulated deficit of $230,981. The Company had a net loss of $48,450 and had net cash used in operating activities of $37.638, for the year ended December 31, 2022. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Margate, Florida April 26, 2023

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

DESEO SWIMWEAR INC.

 BALANCE SHEETS

As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$35,124	$24,312
Due to related party	177,502	139,864
TOTAL LIABILITIES	212,626	164,176
Commitments and Contingencies (Note 2)
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized
None issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
64,242,500 shares issued and outstanding	64,242	64,242
Additional paid-in capital (deficiency)	(45,887)	(45,887)
Accumulated deficit	(230,981)	(182,531)

TOTAL STOCKHOLDERS’ DEFICIT	(212,626)	(164,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the Years ended December 31, 2022 and 2021

	Year ended December 31, 2022	Year ended, December 31, 2021
OPERATING EXPENSES

General and administrative	$48,450	$36,444

TOTAL OPERATING EXPENSES	(48,450)	(36,444)

Forgiveness of accounts payable	-	9,250

NET LOSS	$(48,450)	$(27,194)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,242,500	64,242,500

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in
	Number of shares	Amount	Capital (deficiency)	Accumulated Deficit	Total

Balance, December 31, 2020	64,242,500	64,242	(45,887)	(155,337)	(136,982)

Net loss	-	-	-	(27,194)	(27,194)

Balance, December 31, 2021	64,242,500	64,242	(45,887)	(182,531)	(164,176)

Net loss		-	-	(48,450)	(48,450)

Balance, December 31, 2022	64,242,500	$64,242	$(45,887)	$(230,981)	$(212,626)

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CASH FLOWS

For Years ended December 31, 2022 and 2021

	Year ended December 31, 2022	Year ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,450)	$(27,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of accounts payable	-	(9,250)
Changes in operating assets and liabilities:
Accounts payable	10,812	(3,990)

NET CASH USED IN OPERATING ACTIVITIES	(37,638)	(40,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	37,638	38,823

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,638	38,823

NET CHANGE IN CASH	-	(1,611)

CASH, BEGINNING OF PERIOD	-	1,611

CASH, END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

DESEO SWIMWEAR INC

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Subsequent to the year end on February 17, 2023, the previous sole officer of the Company, Michael Rosen, resigned his positions with the Company.  Upon his resignations, John Ioannis Neocleous was appointed as Chief Executive Officer, Chairman of the Board and Treasurer and Secretary and Director of the Company.

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

Earnings (Loss) per Common Share

The basic loss per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted (loss) per share are the same as basic  (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2022 and 2021, there were no common stock equivalents outstanding.

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

NOTE 2 – COMMITMENTS

On July 15, 2022, Deseo entered into a contribution agreement (the “Contribution Agreement”) with Cody Development Corp, a Louisiana corporation (“Cody”) and its sole shareholder Steven Ricks.  Under the terms of the Contribution Agreement, Mr. Ricks agreed to contribute to Deseo 100% of the capital stock of Cody to Deseo.  The Company was then indebted to Jon Darmstadter a significant shareholder of the Company(“Darmstadter”) for loans made in the amount of $127,304. On June 23, 2022, Ricks Investments paid $75,000 on behalf of Deseo in partial payment of the debt and agreed to pay the $52,304 balance on the closing of the transactions with Cody and its affiliate.  The transactions proposed by the Contribution Agreement, and all related agreements, were not consummated.  Subsequent to the year end, the Contribution Agreement, and all related agreements, between the Company and Cody and Mr. Ricks were terminated and waived as of February 17, 2023, and the parties agreed to a mutual waiver and release of all claims related thereto.  As part of the wavier and released, Mr Ricks was paid the $75,000 he previously paid to Mr. Darmstadter on behalf of the Company.

NOTE 3 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception.  As at December 31, 2022, the Company has a working capital deficit of $212,626 and has reported an accumulated deficit of $230,981.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.    Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2022 and 2021, the Company owed a former CEO $127,304 for expenses paid on behalf of the Company. The Company also owed another former CEO $12,560 for expenses paid behalf of the Company as of December 31, 2022.  In additional, the Company owed a shareholder $37,638 for expenses paid on behalf of the Company (which shareholder acquired the debt owed to the former CEO in the amount of $127,304 and as a result, such shareholder is owed an aggregate of $164,942 as of December 31, 2022).  The balances due are unsecured and non-interest-bearing with no set terms of repayment.

NOTE 5 – EQUITY

The Company has 1,000,000 preferred shares authorized with a par value of $0.001. The Company has 500,000,000 common shares authorized with a par value of $0.001 per share.

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

Subsequent to the year end, and on March 23, 2023 the Company obtained written consent by the holder of the majority of the voting power of the Company's capital stock approving the filing of a Certificate of Amendment to its Amended Articles of Incorporation with the Secretary of State of the State of Nevada to increase the authorized shares of common stock from 200,000,000 to 500,000,000.

NOTE 6 – INCOME TAXES

The significant components of deferred income tax assets at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021

Net operating loss carry-forward	$48,614	$38,439
Less: valuation allowance	(48,614)	(38,439)

Net deferred income tax asset	$-	$-

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

As of December 31, 2022, and 2021, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2022 and December 31, 2021 and no interest or penalties have been accrued as of December 31, 2022 and 2021. As of December 31, 2022, and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021

Net loss before income taxes per financial statements	$(48,450)	(27,194)
Income tax rate	21%	21%
Income tax benefit at statutory rate	(10,175)	(5,711)
Valuation allowance	10,175	5,711

Provision for income taxes	$-	-

The Company has not filed its federal and state tax returns for the years ended December 31, 2022, The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2022, the Company had approximately $190,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carry-forward arising in taxable years beginning before December 31, 2017 will begin to expire in the year 2035. For losses arising in taxable years beginning after December 31, 2017, the net operating loss carryforward has an indefinite life. However, the utilization of the net operating loss carryforward is limited to 80% of taxable income.

NOTE 7 – SUBSEQUENT EVENTS

Termination of Material Contract

Subsequent to the year end, the agreements between the Company and Cody and Mr. Ricks described herein were terminated and waived as of February 17, 2023, and the parties agreed to a mutual release of all claims related thereto.

Changes in Control

On February 14, 2023, Mr. Rosen sold his shares of common stock to Mr. Darmstadter pursuant to a stock purchase agreement.  On February 17, 2023, Mr. Darmstadter sold such shares to Mr. Neocleous pursuant to a stock purchase agreement.  As a result of the acquisition of the Shares, Mr. Neocleous. holds approximately 54% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

On February 17, 2023, the previous sole officer and director of the Company, Michael Rosen, resigned his positions with the Company.  Upon such resignations, Mr. Neocleous was appointed as Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, and Director of the Company.

NOTE 7 – SUBSEQUENT EVENTS (continued)

Equity

Subsequent to the year end, on March 24, 2023, the Company obtained written consent by the holder of the majority of the voting power of the Company's capital stock approving the filing of a Certificate of Amendment to its Amended Articles of Incorporation with the Secretary of State of the State of Nevada to increase the authorized shares of common stock from 200,000,000 to 500,000,000.

Entry into a Material Definitive Agreement

On March 24, 2023, the Company entered into an IP Asset Contribution Agreement (“IP Contribution Agreement”) with Blue Circle Enterprises B.V., a private limited liability company, which is controlled by Mr. Neocleous (the “Contributor”), pursuant to which the Company acquired certain of the Contributor’s intellectual property assets, including patents pending, patents in preparation, proprietary technology, development plans, and contractual rights, in exchange for the issuance of 240,000,000 shares of Company common stock. The IP Asset Contribution Agreement is filed as an exhibit the Form 8-K.filed on March 28, 2023 with the SEC.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  As of December 31, 2022, our controls over our financial reporting were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Principal Executive Officer in connection with the audit of our financial statements as of December 31, 2022 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022.

Subsequent to the year end, on February 17, 2023, the previous sole officer and director of the Company, Michael Rosen, resigned his positions with the Company.  Upon such resignations, John Ioannis Neocleous was appointed as Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, and Director of the Company.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
John Neocleous*	51	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors
Michael Rosen*	55	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

On February 17, 2023, the previous sole officer of the Company, Michael Rosen, resigned his positions with the Company.  Upon his resignations, John Ioannis Neocleous was appointed as Chief Executive Officer, Chairman of the Board and Treasurer and Secretary and Director of the Company.

Director Independence

Our board of directors is currently composed of one member, Mr. Neocleous, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Neocleous or other business interests and his involvement with Deseo Swimwear Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Deseo Swimwear Inc. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through December 31, 2022.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Rosen, Present, Chief Executive Officer, Secretary, Treasurer	2022	-	-	-	-	-	0
Michael Rosen, President, Chief Executive Officer, Secretary, Treasurer	2021	-	-	-	-	-	0

The current sole officer and director, Mr. Neocleous, was not involved with the Company during fiscal 2021 or 2022 and therefore, received no compensation.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2022 and 2021. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended December 31, 2022 and 2021 for Deseo Swimwear Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2022 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Michael Rosen (2)	38,500,000	59.93%
President, Chief Executive Officer, Secretary, Treasure, Chief Financial Officer and Chairman of the Board of Directors; 1001 Yamato Road, Suite 100A, Boca Raton, Florida, 33496

All officers and directors as a group	38,500,000	59.93%

(1)	Based on 64,242,500 shares of common stock issued and outstanding as of December 31, 2022.

(2)

On February 14, 2023, Mr. Rosen sold these shares to Mr. Darmstadter, who in turn sold such shares to Mr. Neocleous on February 17, 2023, As a result, Mr. Neocleous holds approximately 54% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our president and sole director provides’ office space at no charge to the Company in Washington DC.  Our registered agent’s business office in the United States is located at: 1700 Rhode Island Avenue NW 2nd floor, Washing DC 20036.  Our telephone number is: (202) 999-6568.

During the year ended December 31, 2022 and 2021, a former CEO paid $26,263 and $19,000, respectively, of expenses on behalf of the Company, and a second former CEO paid $12,560 of expenses on behalf of the Company. The balances due are unsecured and non-interest-bearing with no set terms of repayment.

During the period ending December 31, 2021 the former CEO sold/assigned their shareholder loan of $127,304 to a separate shareholder of the Company. The same shareholder paid $37,638 in expenses on behalf of the Company. Total amount owed by the Company to the shareholder as of December 31, 2022 is $164,942. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended December 31, 2021, audit fees were $30,500. For the year ended December 31, 2022, audit fees were $19,786.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2022 and 2021 were pre-approved by our Board.

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

Deseo Swimwear Inc.

Dated: April 26, 2023	By:	/s/ John Ioannis Neocleous
John Ioannis Neocleous President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ John Ioannis Neocleous	April 26, 2023
John Ioannis Neocleous President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on October 5, 2020.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on October 5, 2020

* Included in Exhibit 31.1

** Included in Exhibit 32.1

