Form 10-K/A
period 2022-12-31
Deseo Swimwear Inc.
filed 2023-05-11
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 17, 2023 the Company has 64,242,500 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Deseo Swimwear Inc. is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 27, 2023 (the “Original Filing”) to correct the disclosure on the cover page as to whether the company is a shell company.  The “Yes” box was mistakenly checked instead of the “No” box.  The company is not a shell and has filed a Current Report on Form 8-K including such emergence from shell status disclosure, filed with the Securities and Exchange Commission on March 28, 2023.   No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, as amended, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K, as amended. In accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deseo Swimwear Inc.

Dated: May 8, 2023	By:	/s/ John Ioannis Neocleous
John Ioannis Neocleous President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ John Ioannis Neocleous	May 8, 2023
John Ioannis Neocleous President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

3

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on October 5, 2020.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on October 5, 2020

* Included in Exhibit 31.1

** Included in Exhibit 32.1

4