Form 10-Q
period 2023-03-31
Deseo Swimwear Inc.
filed 2023-10-02
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

Commission File Number 333-210419

DESEO SWIMWEAR INC.
(Exact name of registrant as specified in its charter)

Nevada	47-3812711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1710 Rhode Island Avenue NW, 2nd floor, Washington DC 20036

(Address of principal executive offices) (Zip Code)

(202) 999-6598

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes     ☒ No

As of October 2, 2023, there were 304,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

DESEO SWIMWEAR INC.

BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$35,525	$35,124
Due to related parties	179,184	177,502
TOTAL LIABILITIES	214,709	212,626

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 304,242,500 and 64,242,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	304,242	64,242
Additional paid-in capital	(285,887)	(45,887)
Accumulated deficit	(233,064)	(230,981)

TOTAL STOCKHOLDERS’ DEFICIT	(214,709)	(212,626)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2023 and 2022

(unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
OPERATING EXPENSES

General and administrative	$2,083	$21,356

TOTAL OPERATING EXPENSES	(2,083)	(21,356)

NET LOSS	$(2,083)	$(21,356)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	78,275,278	64,242,500

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2023 and 2022

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	64,242,500	$64,242	$(45,887)	$(182,531)	$(164,176)
Net loss	-	-	-	(21,356)	(21,356)
Balance, March 31, 2022	64,242,500	$64,242	$(45,887)	$(203,887)	$(185,532)

Balance, December 31, 2022	64,242,500	$64,242	$(45,887)	$(230,981)	$(212,626)
Issuance of common shares	240,000,000	240,000	(240,000)	-	-
Net loss	-	-	-	(2,083)	(2,083)
Balance, March 31, 2023	304,242,500	$304,242	$(285,887)	$(233,064)	$(214,709)

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

 STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

(unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,083)	$(21,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	401	13,710

NET CASH USED IN OPERATING ACTIVITIES	(1,682)	(7,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	1,682	7,646

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,682	7,646

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Deseo Swimwear Inc. (the “Company”) was incorporated in the State of Nevada on April 20, 2015 and established a fiscal year end of December 31. The Company was originally organized to design, manufacture and sell Dominican Republic inspired swimwear. However, as a result of the consummation of the transactions contemplated by the IP Asset Contribution Agreement discussed in note 3 below, the Company’s business operations are expected to change over time to providing gaming operations outside the United States.

On July 15, 2022, Deseo entered into a contribution agreement (the “Contribution Agreement”) with Cody Development Corp, a Louisiana corporation (“Cody”) and its sole shareholder Steven Ricks. Under the terms of the Contribution Agreement, Mr. Ricks agreed to contribute to Deseo 100% of the capital stock of Cody to Deseo. The Company was then indebted to Jon Darmstadter a significant shareholder of the Company (“Darmstadter”) for loans made in the amount of $127,304. On June 23, 2022, Ricks Investments paid $75,000 on behalf of Deseo in partial payment of the debt and agreed to pay the $52,304 balance on the closing of the transactions with Cody and its affiliate. The transactions proposed by the Contribution Agreement, and all related agreements, were not consummated. The Contribution Agreement, and all related agreements, between the Company, Cody and Mr. Ricks were terminated and waived as of February 17, 2023, and the parties agreed to a mutual waiver and release of all claims related thereto. As part of the wavier and released, Mr Ricks was paid the $75,000 he previously paid to Mr. Darmstadter on behalf of the Company.

On February 14, 2023, Michael Rosen, then the Company’s sole officer and director, sold his shares of common stock of the Company to Mr. Darmstadter pursuant to a stock purchase agreement. On February 17, 2023, Mr. Darmstadter sold such shares to John Ioannis Neocleous pursuant to a stock purchase agreement. As a result of the acquisition of the shares, Mr. Neocleous held approximately 54% of the issued and outstanding shares of common stock of the Company, and as such is able to unilaterally control the election of the members of our Board of Directors (the “Board”), and all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

On February 17, 2023, the previous sole officer and director of the Company, Michael Rosen, resigned his positions with the Company. Upon such resignations, Mr. Neocleous was appointed as Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, and Director of the Company.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. There has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2022 included in the Company’s Form 10-K, as amended by its Form 10-K/A, filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect a material impact on its long-term operation due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, operations, suppliers, customers, industry, and workforce.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2023, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date, the Company has generated no revenues from its business operations and has incurred operating losses since inception. As at March 31, 2023, the Company has a working capital deficit of $214,709 and has reported an accumulated deficit of $233,064. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months from the issue date of these financials. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023, Blue Circle Enterprises B.V which is controlled by Mr. Neocleous paid $1,682 of expenses on behalf of the Company. At March 31, 2023 and December 31, 2022, the Company owed a former CEO $127,304 for expenses paid on behalf of the Company. The Company also owed another former CEO $12,560 for expenses paid on behalf of the Company as of March 31, 2023. In addition, the Company owed a former shareholder $37,638 for expenses paid on behalf of the Company (which shareholder acquired the debt owed to the former CEO in the amount of $127,304 and, as a result, such former shareholder is owed an aggregate of $164,942 as of March 31, 2023). The balances due are unsecured and non-interest-bearing with no set terms of repayment.

On March 24, 2023, the Company entered into an IP Asset Contribution Agreement (“IP Contribution Agreement”) with Blue Circle Enterprises B.V., a private limited liability company (the “Contributor”) which is majority-owned by Mr. Neocleous, the Company’s sole officer and director and principal shareholder, to effect the acquisition of certain of the Contributor’s intellectual property assets, including patents pending, patents in preparation, proprietary technology, development plans, and contractual rights (the “Acquired Technology”). The Acquired Technology included a sublicense of Gaming License under No.: 8048/JAZ2020-054 issued by the Government of Curaçao, with two URLs, WWW.BETEUROSPORT.COM and WWW.BETSWISS.COM, that are structured and designed for the processing of gaming activities.

Pursuant to the terms of the IP Contribution Agreement, the Company agreed to issue 240,000,000 shares of common stock, $0.001 par value, to the Contributor as consideration for the Contributor’s asset contribution to the Company. On March 24, 2023 the Company issued 135,737,500 shares of its common stock to the Contributor. On March 28, 2023, the Company increased its authorized shares to 500,000,000 and the remaining 104,262,500 shares of common stock were issued to Blue Circle Enterprises B.V.. As a result of the issuance of such shares to Blue Circle Enterprises B.V., Mr. Neocleous, together with Blue Circle Enterprises B.V. and another entity controlled by Mr. Neocleous, Blue Circle Investments Cyprus Ltd., which acquired outstanding shares of the Company’s common stock in March 2023 from former shareholders, holds approximately 93% of the Company’s issued and outstanding common stock.

The Contributor considered the Acquired Technology as finite-life intangible assets. Intangible assets, such as a gaming sublicense, that have a finite life are amortized on a straight-line basis over their estimated useful lives. Intangible assets are assessed for impairment in accordance with the provisions of FASB ASC 350. The Contributor reviewed the carrying amount of its amortized intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Measurement of Acquired Technology’s revenue generation capacity is conducted continuously to identify any need to recognize impairment.

The Acquired Technology has not produced any revenue to date and represents 100% of the assets of the Contributor. The Acquired Technology was valued at the Contributor’s historical cost and was impaired prior to the contribution to the Company with a current carrying value of $0.

NOTE 4 – EQUITY

The Company has 1,000,000 shares of preferred stock authorized with a par value of $0.001. The Company has 500,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 28, 2023, the Company filed a Certificate of Amendment to its Amended Articles of Incorporation with the Secretary of State of the State of Nevada effecting an increase in the authorized shares of common stock from 200,000,000 to 500,000,000 shares.

The Company issued 240,000,000 shares of common stock in March 2023 to a related party for the Acquired Technology, see note 3, Related Party Transactions.

Preferred Shares

Designation. The Company has authorized a series of preferred stock designated as the Series A Super Voting Preferred Stock, $0.001 par value per share (the “Series A Super Voting Preferred Stock”).

Number of Shares. The number of shares of Series A Super Voting Preferred Stock authorized shall be ten thousand (10,000) shares. Each share of Series A Super Voting Preferred Stock shall have a stated value equal to $0.001 (as may be adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Series A Stated Value”);

Dividends. Initially, there will be no dividends due or payable on the Series A Super Voting Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Company’s Articles of Incorporation, as amended. Any and all such future terms concerning dividends shall be reflected in an amendment to the Articles of Incorporation, which the Board shall promptly file or cause to be filed with the Secretary of State of the State of Nevada.

No shares of Series A Super Voting Preferred Stock were outstanding as of March 31, 2023 or December 31, 2022.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued for disclosure purposes. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

As discussed in note 3 to the financial statements included in this Form 10-Q, the Company acquired the Acquired Technology pursuant to the IP Contribution Agreement. As a result, the Company has ceased operating as a designer and manufacturer of swimwear; and, instead, the Company’s business operations and focus going forward are expected to change to providing gaming operations outside the United States. The timing for developing and providing any such gaming operations has not yet been determined and no specific business plan with respect thereto has been implemented or developed as of the date of this Form 10-Q.

Results of Operations

For the three-month periods ended March 31, 2023 and 2022, we had no revenue. Expenses for the three-month period ended March 31, 2023 totaled $2,083 resulting in a net loss of $2,083. The net loss for the three-month period ended March 31, 2023 is a result of general and administrative expense of $2,083, comprised of filing fees of $401; and professional fees of $1,682 comprised primarily of accounting and legal fees. Expenses for the comparative three-month period ended March 31, 2022 is a result of general and administrative expenses totaling $21,356 resulting in a net loss of $21,356 comprised of filing fees of $146 and professional fees of $21,210 comprised primarily of accounting and legal fees. The decrease in expenses between the March 31, 2022 and 2023 periods was primarily due to a decrease in professional fees between the two comparative periods.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our new plan of operations. With the exception of cash advances from Mr. John Ioannis Neocleous, our sole Officer and Director and controlling shareholder, or his affiliated entities, we have no other source for funding the Company at this time. We must raise cash to implement our strategy and stay in business. If we are unable to raise additional funds, there is substantial doubt as to our ability to continue as a going concern.

As of March 31, 2023 and December 31, 2022, we had $nil in cash. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of March 31, 2023, the Company’s former CEO and director, Mr. Michael Rosen, had loaned the Company $12,560 and a former shareholder of the Company had loaned the Company $164,942. See note 3 to the financial statements included in this Form 10-Q. Neither party is expected to make additional financial commitments to the Company if required to maintain the operating status of the Company. Any such new financial commitments, including for purposes of developing and launching our expected new gaming operations outside the United States, will need to be obtained from third parties, of which there can be no assurance, or from Mr. Neocleous, our sole officer and director and principal shareholder, or from our other Company shareholders that are controlled by Mr. Neocleous (see note 3 to the financial statements included in this Form 10-Q). Such officer and director and principal shareholder has indicated a willingness, either directly or through such controlled entities, to make additional financial commitments to the Company if required to maintain the operating status of the Company and to implement its new gaming operations business plan, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that he or such controlled entities are willing to invest has not yet been determined and there is no contract or written agreement in place regarding the provision of such financial commitments.

Since our inception on April 20, 2015 and prior to our acquisition of the Acquired Technology pursuant to the IP Contribution Agreement discussed in note 3 to the financial statements included in this Form 10-Q, we had started pre-launch operations, beginning with the design of our first line of swimwear under the brand name DS-Series. As a result of our acquisition of the Acquired Technology, the Company has ceased its swimwear design and manufacturing operations and website design operations, and expects that, over the next 12-24 months, it will be begin providing gaming operations outside the United States and developing its business plan and new website with respect thereto.

3

Off-balance sheet arrangements

Except as described in the Section titled Capital Resources and Liquidity, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive and Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations as a result of material weaknesses disclosed in our annual report on Form 10-K filed with the SEC on April 27, 2023, as amended by the Form 10K-A filed with the SEC on May 11, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

4

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

The information contained in note 3 to the financial statements included in this Form 10-Q relating to the 240,000,000 shares of common stock of the Company issued in connection with the IP Contribution Agreement is incorporated by reference herein.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 28, 2023, the Company filed a Certificate of Amendment to its Amended Articles of Incorporation with the Secretary of State of the State of Nevada effecting an increase in the authorized shares of common stock from 200,000,000 to 500,000,000.

5

Item 6. Exhibits.

3.1	Certificate of Amendment to Articles of Incorporation*

10.1	IP Contribution Agreement**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer ***

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer ****

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

* Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 6, 2023.

** Incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed March 28, 2023,

*** Included in Exhibit 31.1

**** Included in Exhibit 32.1

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deseo Swimwear Inc.
(Registrant)

Date: October 2, 2023	By:	/s/ John Ioannis Neocleous
John Ioannis Neocleous
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

7