Form 10-Q
period 2023-06-30
Deseo Swimwear Inc.
filed 2023-10-02
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

2

PART I—FINANCIAL INFORMATION

Deseo Swimwear Inc.

FINANCIAL STATEMENTS

3

DESEO SWIMWEAR INC.

BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$37,624	$35,124
Due to related parties	201,688	177,502
TOTAL LIABILITIES	239,312	212,626

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 304,242,500 and 64,242,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	304,242	64,242
Additional paid-in capital	(285,887)	(45,887)
Accumulated deficit	(257,667)	(230,981)

TOTAL STOCKHOLDERS’ DEFICIT	(239,312)	(212,626)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2023 and 2022

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$24,603	$11,585	$26,686	$32,941
TOTAL OPERATING EXPENSES	24,603	11,585	26,686	32,941
NET LOSS	$(24,603)	$(11,585)	$(26,686)	$(32,941)

LOSS PER COMMON SHARE – BASIC AND DILUTED	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	304,242,500	64,242,500	191,883,108	64,242,500

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and six months ended June 30, 2023 and 2022

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	64,242,500	$64,242	$(45,887)	$(182,531)	$(164,176)
Net loss	-	-	-	(21,356)	(21,356)
Balance, March 31, 2022	64,242,500	$64,242	$(45,887)	$(203,887)	$(185,532)
Net loss	-	-	-	(11,585)	(11,585)
Balance, June 30, 2022	64,242,500	$64,242	$(45,887)	$(215,472)	$(197,117)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2022	64,242,500	$64,242	$(45,887)	$(230,981)	$(212,626)
Issuance of common shares	240,000,000	240,000	(240,000)	-	-
Net loss	-	-	-	(2,083)	(2,083)
Balance, March 31, 2023	304,242,500	304,242	(285,887)	(233,064)	(214,709)
Net loss	-	-	-	(24,603)	(24,603)
Balance, June 30, 2023	304,242,500	$304,242	$(285,887)	$(257,667)	$(239,312)

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

 STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(unaudited)

	Six months ended June 30, 2023	Six months ended June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,686)	$(32,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,500	7,722

NET CASH USED IN OPERATING ACTIVITIES	(24,186)	(25,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	24,186	25,219

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DESEO SWIMWEAR INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2023

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. There has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2022 included in the Company’s Form 10-K, as amended by its Form 10-K/A, filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2023, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception.  As at June 30, 2023, the Company has a working capital deficit of $239,312 and has reported an accumulated deficit of $257,667.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months from the issue date of these financials.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023, Blue Circle Enterprises B.V which is controlled by Mr. Neocleous paid $24,186 of expenses on behalf of the Company. At June 30, 2023 and December 31, 2022, the Company owed a former CEO $127,304 for expenses paid on behalf of the Company. The Company also owed another former CEO $12,560 for expenses paid on behalf of the Company as of June 30, 2023.  In addition, the Company owed a former shareholder $37,638 for expenses paid on behalf of the Company (which shareholder acquired the debt owed to the former CEO in the amount of $127,304 and as a result, such former shareholder is owed an aggregate of $164,942 as of June 30, 2023).  The balances due are unsecured and non-interest-bearing with no set terms of repayment.

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

Pursuant to the terms of the IP Contribution Agreement, the Company agreed to issue 240,000,000 shares of common stock $0.001 par value, to the Contributor as consideration for the Contributor’s asset contribution to the Company.  On March 24, 2023 the Company issued 135,737,500 shares of its common stock to the Contributor. On March 28, 2023, the Company increased its authorized shares to 500,000,000 and the remaining 104,262,500 shares of common stock were issued to Blue Circle Enterprises B.V.. As a result of the issuance of such shares to Blue Circle Enterprises B.V., Mr. Neocleous, together with Blue Circle Enterprises B.V. and another entity controlled by Mr. Neocleous, Blue Circle Investments Cyprus Ltd., which acquired outstanding shares of the Company’s common stock in March 2023 from former shareholders, holds approximately 93% of the Company’s issued and outstanding common stock.

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

No shares of Series A Super Voting Preferred Stock were outstanding as of June 30, 2023 or December 31, 2022.

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

As discussed in note 3 of the financial statements included in this Form 10-Q, the Company acquired the Acquired Technology pursuant to the IP Contribution Agreement.  As a result, the Company has ceased operating as a designer and manufacturer of swimwear; and, instead, the Company’s business operations and focus going forward are expected to change to providing gaming operations outside the United States. The timing for developing and providing any such gaming operations has not yet been determined and no specific business plan with respect thereto has been implemented or developed as of the date of this Form 10-Q.

Results of Operations

For the three-month periods ended June 30, 2023 and 2022, we had no revenue. Expenses for the three-month period ended June 30, 2023 totaled $24,603 resulting in a net loss of $24,603. The net loss for the three-month period ended June 30, 2023 is a result of general and administrative expense of $24,603, comprised of filing fees of $99; and professional fees of $24,504 comprised primarily of accounting and legal fees.  Expenses for the comparative three-month period ended June 30, 2022 totaled $11,585 resulting in a net loss of $11,585. The net loss for the three-month period ended June 30, 2022 is a result of general and administrative expense of $11,585, comprised of filing fees of $1,000; and professional fees of $10,585 comprised primarily of accounting and consulting fees. The increase in expenses between the June 30, 2023 and 2022 periods was primarily due to an increase in professional fees, between the two comparative periods.

For the six-month periods ended June 30, 2023 and 2022, we had no revenue. Expenses for the six-month period ended June 30, 2022 totaled $26,686 resulting in a net loss of $26,686. The net loss for the six-month period ended June 30, 2023 is a result of general and administrative expense of $26,686, comprised of filing fees of $500; and professional fees of $26,186 comprised primarily of accounting and consulting fees.  Expenses for the comparative six-month period ended June 30, 2022 totaled $32,941 resulting in a net loss of $32,941. The net loss for the six-month period ended June 30, 2022 is a result of general and administrative expense of $32,941, comprised of filing fees of $1,146; and professional fees of $31,795 comprised primarily of accounting and consulting fees.  The decrease in expenses between June 30, 2023 and 2021 was primarily due to a decrease in professional fees, between the two comparative periods.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our new plan of operations. With the exception of cash advances from Mr. John Ioannis Neocleous, our sole Officer and Director, and controlling shareholder, or his affiliated entities, we have no other source for funding the Company at this time. We must raise cash to implement our strategy and stay in business.  If we are unable to raise additional funds, there is substantial doubt as to our ability to continue as a going concern.

As of June 30, 2023 and December 31, 2022, we had $nil in cash. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of June 30, 2023, the Company’s former CEO and director, Mr. Michael Rosen, had loaned the Company $12,560 and a former shareholder of the Company had loaned the Company $164,942.  See note 3 to the financial statements included in this Form 10-Q.  Neither party is expected to make additional financial commitments to the Company if required to maintain the operating status of the Company. Any such new financial commitments, including for purposes of developing and launching our expected new gaming operations outside the United States, will need to be obtained from third parties, of which there can be no assurance, or from Mr. Neocleous, our sole officer and director and principal shareholder, or from our other Company shareholders that are controlled by Mr. Neocleous (see note 3 to the financial statements included in this Form 10-Q).  Such officer and director  and principal shareholder has indicated a willingness, either directly or through such controlled entities, to make additional financial commitments to the Company if required to maintain the operating status of the Company and to implement its new gaming operations business plan, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that he or such controlled entities are willing to invest has not yet been determined and there is no contract or written agreement in place regarding the provision of such financial commitments

4

Since our inception on April 20, 2015, and prior to our acquisition of the Acquired Technology pursuant to the IP Contribution Agreement discussed in Note 3 to the financial statements included in this Form 10-Q, we had started pre-launch operations, beginning with the design of our first line of swimwear under the brand name DS-Series. As a result of our acquisition of the Acquired Technology, the Company has ceased its swimwear design and manufacturing operations and website design operations, and expects that, over the next 12-24 months, it will be begin providing gaming operations outside the United States and developing its business plan and new website with respect thereto.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 28, 2023, the Company filed a Certificate of Amendment to its Amended Articles of Incorporation with the Secretary of State of the State of Nevada effecting an increase in the authorized shares of common stock from 200,000,000 to 500,000,000

6

Item 6. Exhibits.

3.1	Certificate of Amendment to Articles of Incorporation*

10.1	IP Contribution Agreement**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer ***

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer ****

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 6, 2023

**	Incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed March 28, 2023

***	Included in Exhibit 31.1

****	Included in Exhibit 32.1

7

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