Form 10-Q
period 2023-09-30
Universal Gaming Corp
filed 2023-11-14
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

Commission File Number 333-210419

Universal Gaming Corporation
(Exact name of registrant as specified in its charter)

Nevada	47-3812711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1710 Rhode Island Avenue NW, 2nd floor, Washington DC 20036

(Address of principal executive offices) (Zip Code)

(202) 999-6598

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Deseo Swimwear Inc.

(Former Name or Former Address, if Changed Since Last Report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	UGCC	N/A

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

As of November 14. 2023, there were 304,242,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Universal Gaming Corporation

FINANCIAL STATEMENTS

3

UNIVERSAL GAMING CORPORATION

BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$37,624	$35,124
Advances from related parties	286,061	177,502
TOTAL LIABILITIES	323,685	212,626

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 304,242,500 and 64,242,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	304,242	64,242
Additional paid-in capital	(285,887)	(45,887)
Accumulated deficit	(342,040)	(230,981)

TOTAL STOCKHOLDERS’ DEFICIT	(323,685)	(212,626)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying condensed notes are an integral part of these unaudited financial statements.

UNIVERSAL GAMING CORPORATION

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2023 and 2022

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$84,373	$3,699	$111,059	$36,640
TOTAL OPERATING EXPENSES	84,373	3,699	111,059	36,640
NET LOSS	$(84,373)	$(3,699)	$(111,059)	$(36,640)

LOSS PER COMMON SHARE – BASIC AND DILUTED	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	304,242,500	64,242,500	229,747,811	64,242,500

The accompanying condensed notes are an integral part of these unaudited financial statements.

UNIVERSAL GAMING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2023 and 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number of shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	64,242,500	$64,242	$(45,887)	$(182,531)	$(164,176)
Net loss	-	-	-	(21,356)	(21,356)
Balance, March 31, 2022	64,242,500	$64,242	$(45,887)	$(203,887)	$(185,532)
Net loss	-	-	-	(11,585)	(11,585)
Balance, June 30, 2022	64,242,500	$64,242	$(45,887)	$(215,472)	$(197,117)
Net loss	-	-	-	(3,699)	(3,699)
Balance, September 30, 2022	64,242,500	$64,242	$(45,887)	$(219,171)	$(200,816)

	Common Stock		Additional Paid-in	Accumulated
	Number of shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	64,242,500	$64,242	$(45,887)	$(230,981)	$(212,626)
Issuance of common shares	240,000,000	240,000	(240,000)	-	-
Net loss	-	-	-	(2,083)	(2,083)
Balance, March 31, 2023	304,242,500	$304,242	$(285,887)	$(233,064)	$(214,709)
Net loss	-	-	-	(24,603)	(24,603)
Balance, June 30, 2023	304,242,500	$304,242	$(285,887)	$(257,667)	$(239,312)
Net loss	-	-	-	(84,373)	(84,373)
Balance, September 30, 2023	304,242,500	$304,242	$(285,887)	$(342,040)	$(323,685)

The accompanying condensed notes are an integral part of these unaudited financial statements.

UNIVERSAL GAMING CORPORATION

 STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(unaudited)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,059)	$(36,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,500	7,921

NET CASH USED IN OPERATING ACTIVITIES	(108,559)	(28,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	108,559	28,719

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

The accompanying condensed notes are an integral part of these unaudited financial statements.

UNIVERSAL GAMING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Universal Gaming Corporation, formerly known as Deseo Swimwear Inc. (the “Company”) was incorporated in the State of Nevada on April 20, 2015 and established a fiscal year end of December 31.  The Company was originally organized to design, manufacture and sell Dominican Republic inspired swimwear. However, as a result of the consummation of the transactions contemplated by the IP Asset Contribution Agreement discussed in note 3 below, the Company’s business operations are expected to change over time to providing gaming operations outside the United States.

On July 15, 2022, the Company entered into a contribution agreement (the “Contribution Agreement”) with Cody Development Corp, a Louisiana corporation (“Cody”) and its sole shareholder Steven Ricks.  Under the terms of the Contribution Agreement, Mr. Ricks agreed to contribute to the Company 100% of the capital stock of Cody.  The Company was then indebted to Jon Darmstadter a significant shareholder of the Company (“Darmstadter”) for loans made in the amount of $127,304. On June 23, 2022, Ricks Investments paid $75,000 on behalf of the Company in partial payment of the debt and agreed to pay the $52,304 balance on the closing of the transactions with Cody and its affiliate.  The transactions proposed by the Contribution Agreement, and all related agreements, were not consummated.  The Contribution Agreement, and all related agreements, between the Company, Cody and Mr. Ricks were terminated and waived as of February 17, 2023, and the parties agreed to a mutual waiver and release of all claims related thereto.  As part of the wavier and released, Mr Ricks was paid the $75,000 he previously paid to Mr. Darmstadter on behalf of the Company.

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

Effective as of 12:01 AM on October 11, 2023, Deseo Swimwear Inc. changed its corporate name (the “Name Change”) to “Universal Gaming Corporation” (the “Company”). The Name Change was approved by the Board and shareholders and was effected through the filing of a Certificate of Amendment to the Articles of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada. In addition, in connection with the Name Change, the Company’s ticker symbol was changed from DSWR to UGCC.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. There has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2022 included in the Company’s Form 10-K, as amended by its Form 10-K/A, filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2023, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception.  As at September 30, 2023, the Company has a working capital deficit of $323,685 and has reported an accumulated deficit of $342,040.  Our net cash used in operating activities was $108,559 and $28,719 for the nine months ended September 30, 2023 and 2022, respectively. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months from the issue date of these financials.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2023, Blue Circle Enterprises B.V, which is controlled by Mr. Neocleous, the Company’s sole officer and director and principal shareholder, paid $108,559 of expenses on behalf of the Company.  At September 30, 2023 and December 31, 2022, the Company also owed two former CEOs and a former shareholder an aggregate amount of $177,502 for expenses paid on behalf of the Company, which is included in the “Advances from related parties” account in the balance sheet.  The balances due are unsecured and non-interest-bearing with no set terms of repayment.

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

No shares of Series A Super Voting Preferred Stock were outstanding as of September 30, 2023 or December 31, 2022.

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

Results of Operations

For the three-month periods ended September 30, 2023 and 2022, we had no revenue. Expenses for the three-month period ended September 30, 2023 totaled $84,373 resulting in a net loss of $84,373. The net loss for the three-month period ended September 30, 2023 is a result of general and administrative expense of $84,373, comprised primarily of accounting and legal fees.  Expenses for the comparative three-month period ended September 30, 2022 totaled $3,699 resulting in a net loss of $3,699. The net loss for the three-month period ended September 30, 2022 is a result of general and administrative expense of $3,699, comprised of filing fees of $1,069; and professional fees of $2,630 comprised primarily of accounting and consulting fees. The increase in expenses between the September 30, 2023 and 2022 periods was primarily due to an increase in professional fees, between the two comparative periods.

For the nine-month periods ended September 30, 2023 and 2022, we had no revenue. Expenses for the nine-month period ended September 30, 2023 totaled $111,059 resulting in a net loss of $111,059. The net loss for the nine-month period ended September 30, 2023 is a result of general and administrative expense of $111,059, comprised of filing fees of $500; and professional fees of $110,559 comprised primarily of accounting and consulting fees.  Expenses for the comparative nine-month period ended September 30, 2022 totaled $36,640 resulting in a net loss of $36,640. The net loss for the nine-month period ended September 30, 2022 is a result of general and administrative expense of $36,640, comprised of filing fees of $2,215; and professional fees of $34,425 comprised primarily of accounting and consulting fees.  The increase in expenses between September 30, 2023 and 2022 was primarily due to an increase in professional fees, between the two comparative periods.

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

As of September 30, 2023 and December 31, 2022, we had $nil in cash. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of September 30, 2023, the Company’s former CEO and director, Mr. Michael Rosen, had loaned the Company $12,560 and a former shareholder of the Company had loaned the Company $164,942.  See note 3 to the financial statements included in this Form 10-Q.  Neither party is expected to make additional financial commitments to the Company if required to maintain the operating status of the Company. Any such new financial commitments, including for purposes of developing and launching our expected new gaming operations outside the United States, will need to be obtained from third parties, of which there can be no assurance, or from Mr. Neocleous, our sole officer and director and principal shareholder, or from our other Company shareholders that are controlled by Mr. Neocleous (see note 3 to the financial statements included in this Form 10-Q).  Such officer and director  and principal shareholder has indicated a willingness, either directly or through such controlled entities, to make additional financial commitments to the Company if required to maintain the operating status of the Company and to implement its new gaming operations business plan, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that he or such controlled entities are willing to invest has not yet been determined and there is no contract or written agreement in place regarding the provision of such financial commitments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Universal Gaming Corporation (Registrant)

Date: November 14, 2023	By:	/s/ John Ioannis Neocleous
John Ioannis Neocleous
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

8