Form 10-K
period 2023-12-31
Universal Gaming Corp
filed 2024-04-16
CIK 1670196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to __________

Commission File No. 333-210419

Universal Gaming Corporation
(Exact name of registrant as specified in its charter)

Nevada	47-3812711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1710 Rhode Island Avenue NW, 2nd Floor, Washington, DC 20036

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

As of April 16, 2024, the Company has 304,242,500 shares of common stock issued and outstanding.

UNIVERSAL GAMING CORPORATION.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Universal Gaming Corporation”, “we,” “us,” “our,” “our Company,”

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

PART I

ITEM 1. BUSINESS

Business Overview

Universal Gaming Corporation, formerly known as Deseo Swimwear Inc. (the “Company”) was incorporated in the State of Nevada on April 20, 2015 and established a fiscal year end of December 31.  The Company was originally organized to design, manufacture and sell Dominican Republic inspired swimwear. However, as a result of the consummation of the transactions contemplated by the IP Asset Contribution Agreement, the Company’s business operations are expected to change over time to providing gaming operations outside the United States.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

On July 15, 2022, the Company entered into a contribution agreement (the “Contribution Agreement”) with Cody Development Corp, a Louisiana corporation (“Cody”) and its sole shareholder Steven Ricks.  Under the terms of the Contribution Agreement, Mr. Ricks agreed to contribute to the Company 100% of the capital stock of Cody.  The Company was then indebted to Jon Darmstadter a significant shareholder of the Company (“Darmstadter”) for loans made in the amount of $127,304. On June 23, 2022, Ricks Investments paid $75,000 on behalf of the Company in partial payment of the debt and agreed to pay the $52,304 balance on the closing of the transactions with Cody and its affiliate.  The transactions proposed by the Contribution Agreement, and all related agreements, were not consummated.  The Contribution Agreement, and all related agreements, between the Company, Cody and Mr. Ricks were terminated and waived as of February 17, 2023, and the parties agreed to a mutual waiver and release of all claims related thereto.  As part of the waiver and release, Mr Ricks was paid the $75,000 he previously paid to Mr. Darmstadter on behalf of the Company.

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

The Company issued 240,000,000 shares of common stock in March 2023 to a related party for the Acquired Technology, see note 3 to the financial statements, Related Party Transactions.

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

No shares of Series A Super Voting Preferred Stock were outstanding as of December 31, 2023 or December 31, 2022.

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our proposed products.

Employees

As of December 31, 2023, other than its Chief Executive Officer, John Ioannis Neocleous, the Company has no other employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended December 31, 2023 and December 31, 2022.

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

Plan of Operations

Termination of Material Contract

On February 17, 2023, UGCC and its affiliates entered into a series of agreements with Cody Development Corp,, a Louisiana corporation (“Cody”) and its sole shareholder Steven Ricks, pursuant to which Mr. Ricks contemplated the contribution to Deseo 100% of the capital stock of Cody to the Company.  The agreements between the Company and Cody and Mr. Ricks were terminated and waived as of February 17, 2023, and the parties agreed to a mutual release of all claims related thereto.

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

Results of Operations

Fiscal Year Ended December 31, 2023 compared to Year Ended December 31, 2022

We did not earn any revenues for the years ended December 31, 2023 and December 31, 2022.

Expenses for the year ended December 31, 2023 totaled $220,683 resulting in a net loss of $220,683. The net loss for the year ended December 31, 2023 is a result of general and administrative expense of $220,683, comprised primarily of accounting and legal fees. Expenses for the year ended December 31, 2022 consisting primarily of general and administrative expense of $48,450 for a net loss of $48,450.  The 2022 expenses were comprised of professional fees of $46,235 and filing fees of $2,215. The increase in expenses from fiscal 2022 to fiscal 2023 was primarily due to an increase in professional fees due to the acquisition.

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

As of December 31, 2023 and December 31, 2022, we had no bank accounts and $nil in cash. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of December 31, 2023, the Company’s former CEO and director, Mr. Michael Rosen, had loaned the Company $12,560 and a former shareholder of the Company had loaned the Company $164,942.  See note 3 to the financial statements included in this Form 10-K.  Neither party is expected to make additional financial commitments to the Company if required to maintain the operating status of the Company. Any such new financial commitments, including for purposes of developing and launching our expected new gaming operations outside the United States, will need to be obtained from third parties, of which there can be no assurance, or from Mr. Neocleous, our sole officer and director and principal shareholder, or from our other Company shareholders that are controlled by Mr. Neocleous (see note 3 to the financial statements included in this Form 10-K).  Such officer and director  and principal shareholder has indicated a willingness, either directly or through such controlled entities, to make additional financial commitments to the Company if required to maintain the operating status of the Company and to implement its new gaming operations business plan, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that he or such controlled entities are willing to invest has not yet been determined and there is no contract or written agreement in place regarding the provision of such financial commitments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for the fiscal year ended December 31, 2023 and December 31, 2022, begins on page F-1 of this Annual Report on Form 10-K.

UNIVERSAL GAMING CORPORATION.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Universal Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Universal Gaming, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit of $433,309 and has reported an accumulated deficit of $451,664. The Company had a net loss of $220,683 and had net cash used in operating activities of $151,628, for the year ended December 31, 2023. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2023.

Margate, Florida April 16, 2024

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

UNIVERSAL GAMING CORPORATION

 BALANCE SHEETS

As of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$104,179	$35,124
Advances from related parties	329,130	177,502
TOTAL LIABILITIES	433,309	212,626

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 304,242,500 and 64,242,500 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	304,242	64,242
Additional paid-in capital	(285,887)	(45,887)
Accumulated deficit	(451,664)	(230,981)

TOTAL STOCKHOLDERS’ DEFICIT	(433,309)	(212,626)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UNIVERSAL GAMING CORPORATION

STATEMENTS OF OPERATIONS

For the Years ended December 31, 2023 and 2022

	Year ended December 31, 2023	Year ended, December 31, 2022
OPERATING EXPENSES

General and administrative	$220,683	$48,450

TOTAL OPERATING EXPENSES	(220,683)	(48,450)

NET LOSS	$(220,683)	$(48,450)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	248,524,555	64,242,500

The accompanying notes are an integral part of these financial statements.

UNIVERSAL GAMING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in
	Number of shares	Amount	Capital (deficiency)	Accumulated Deficit	Total

Balance, December 31, 2021	64,242,500	64,242	(45,887)	(182,531)	(164,176)
Net loss	-	-	-	(48,450)	(48,450)

Balance, December 31, 2022	64,242,500	64,242	(45,887)	(230,981)	(212,626)
Issuance of common shares for IP acquisition (Note 4)	240,000,000	240,000	(240,000)	-	-
Net loss		-	-	(220,683)	(220,683)

Balance, December 31, 2023	304,242,500	$304,242	$(285,887)	$(451,664)	$(433,309)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL GAMING CORPORATION

STATEMENTS OF CASH FLOWS

For Years ended December 31, 2023 and 2022

	Year ended December 31, 2023	Year ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(220,683)	$(48,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	69,055	10,812

NET CASH USED IN OPERATING ACTIVITIES	(151,628)	(37,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	151,628	37,638

NET CASH PROVIDED BY FINANCING ACTIVITIES	151,628	37,638

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

UNIVERSAL GAMING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

On July 15, 2022, the Company entered into a contribution agreement (the “Contribution Agreement”) with Cody Development Corp, a Louisiana corporation (“Cody”) and its sole shareholder Steven Ricks.  Under the terms of the Contribution Agreement, Mr. Ricks agreed to contribute to the Company 100% of the capital stock of Cody.  The Company was then indebted to Jon Darmstadter a significant shareholder of the Company (“Darmstadter”) for loans made in the amount of $127,304. On June 23, 2022, Ricks Investments paid $75,000 on behalf of the Company in partial payment of the debt and agreed to pay the $52,304 balance on the closing of the transactions with Cody and its affiliate.  The transactions proposed by the Contribution Agreement, and all related agreements, were not consummated.  The Contribution Agreement, and all related agreements, between the Company, Cody and Mr. Ricks were terminated and waived as of February 17, 2023, and the parties agreed to a mutual waiver and release of all claims related thereto.  As part of the waiver and release, Mr Ricks was paid the $75,000 he previously paid to Mr. Darmstadter on behalf of the Company.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the Company has no active bank accounts.

Earnings (Loss) per Common Share

The basic loss per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted (loss) per share are the same as basic (loss) per share due to the lack of dilutive items in the Company.  As of December 31, 2023 and 2022, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception.  As at December 31, 2023, the Company has a working capital deficit of $433,309 and has reported an accumulated deficit of $451,664.  Our net cash used in operating activities was $151,628 and $37,638 for the year ended December 31, 2023 and 2022, respectively. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months from the issue date of these financial statements.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, Blue Circle Enterprises B.V, which is controlled by Mr. Neocleous, the Company’s sole officer and director and principal shareholder, paid $151,628 of expenses on behalf of the Company.  At December 31, 2022, the Company also owed two former CEOs and a former shareholder an aggregate amount of $177,502 for expenses paid on behalf of the Company, which is included in the “Advances from related parties” account in the balance sheet.  During the year ended December 31, 2023, these were then sold/assigned to Mr Neocleous as part of the change in ownership (Note 1).  Total advances to related parties as of December 31, 2023 amounted to $329,230.  The balances due are unsecured and non-interest-bearing with no set terms of repayment.

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

No shares of Series A Super Voting Preferred Stock were outstanding as of December 31, 2023 or December 31, 2022.

NOTE 5 – INCOME TAXES

The significant components of deferred income tax assets at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022

Net operating loss carry-forward	$94,957	$48,614
Less: valuation allowance	(94,957)	(48,614)

Net deferred income tax asset	$-	$-

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

As of December 31, 2023, and 2022, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2023 and December 31, 2022 and no interest or penalties have been accrued as of December 31, 2023 and 2022. As of December 31, 2023, and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022

Net loss before income taxes per financial statements	$(220,683)	(48,450)
Income tax rate	21%	21%
Income tax benefit at statutory rate	(46,343)	(10,175)
Change in valuation allowance	46,343	10,175

Provision for income taxes	$-	-

The Company has not filed its federal and state tax returns for the year ended December 31, 2023, The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2023, the Company had approximately $190,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carry-forward arising in taxable years beginning before December 31, 2017 will begin to expire in the year 2035. For losses arising in taxable years beginning after December 31, 2017, the net operating loss carryforward has an indefinite life. However, the utilization of the net operating loss carryforward is limited to 80% of taxable income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2023 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  As of December 31, 2023, our controls over our financial reporting were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Principal Executive Officer in connection with the audit of our financial statements as of December 31, 2023 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023.

On February 17, 2023, the previous sole officer and director of the Company, Michael Rosen, resigned his positions with the Company.  Upon such resignations, John Ioannis Neocleous was appointed as Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, and Director of the Company.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
John Neocleous	51	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

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

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Neocleous or other business interests and his involvement with Universal Gaming Corporation.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Universal Gaming Corporation. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through December 31, 2023.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Ioannis Neocleous, President, Chief Executive Officer, Secretary, Treasurer	2023	-	-	-	-	-	0
Michael Rosen, President, Chief Executive Officer, Secretary, Treasurer	2022	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2023 and 2022. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended December 31, 2023 and 2022 for Universal Gaming Corporation.

Employment Contracts

At this time, Universal Gaming Corporation. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Universal Gaming Corporation may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through December 31, 2023.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Ioannis Neocleous	0	0	0	0	0	0	0
Michael Rosen (former director)	0	0	0	0	0	0	0
Suzanne Cope (former director)	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2023.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
John Ioannis Neocleous	39,500,000	12.98%
President, Chief Executive Officer, Secretary, Treasure, Chief Financial Officer and Chairman of the Board of Directors; 1295 Mies Vaud, Switzerland
Blue Circle Enterprises B.V *	240,000,000	78.84%
DR. M.J. Hugenholtzweg 25 Unit 11, Curacao, Netherlands
Blue Circle Investments CY LTD *	3,350,000	1.10%
12-14 Kennedy Ave Kennedy Bus Ctr, Nicosia 1087, Cyprus

All officers and directors as a group	282,850,000	92.96%

(1)	Based on 304,242,500 shares of common stock issued and outstanding as of December 31, 2023.

(2)	On February 14, 2023, Mr. Rosen sold his shares to Mr. Darmstadter, who in turn sold such shares to Mr. Neocleous on February 17, 2023.
(3)

In March 2023, pursuant to the terms of the IP Contribution Agreement, the Company agreed to issue 240,000,000 shares of common stock $0.001 par value, to Blue Circle Enterprises B.V, a private limited liability company which is majority owned by Mr Neocleous, as consideration for the Blue Circle Enterprises B.V’s asset contribution to the Company.

As a result of the issuance of such shares to Blue Circle Enterprises B.V., Mr. Neocleous, together with Blue Circle Enterprises B.V. and another entity controlled by Mr. Neocleous, Blue Circle Investments Cyprus Ltd., which acquired outstanding shares of the Company’s common stock in March 2023 from former shareholders, holds approximately 93% of the Company’s issued and outstanding common stock. As such, Mr Neocleous is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our president and sole director provides’ office space at no charge to the Company in Washington DC.  Our registered agent’s business office in the United States is located at: 1710 Rhode Island Avenue NW, 2nd Floor, Washington, DC 20036.  Our telephone number is: (202) 999-6568.

During the year ended December 31, 2023, Blue Circle Enterprises B.V, which is controlled by Mr. Neocleous, the Company’s sole officer and director and principal shareholder, paid $151,628 of expenses on behalf of the Company.  At December 31, 2022, the Company also owed two former CEOs and a former shareholder an aggregate amount of $177,502 for expenses paid on behalf of the Company.  During the year ended December 31, 2023, these were then sold/assigned to Mr Neocleous.  The balances due are unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended December 31, 2022, audit fees were $19,786. For the year ended December 31, 2023, audit fees were $31,000.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2023 and 2022 were pre-approved by our Board.

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

Universal Gaming Corporation

Dated: April 16, 2024	By:	/s/ John Ioannis Neocleous
John Ioannis Neocleous President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ John Ioannis Neocleous	April 16, 2024
John Ioannis Neocleous President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Amendment to Articles of Incorporation*

10.1	IP Contribution Agreement**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer ***

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer ****

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 6, 2023

**	Incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed March 28, 2023

***	Included in Exhibit 31.1

****	Included in Exhibit 32.1

